Form 10-K
period 1993-12-31
INVESTORS BANK CORP
filed 1994-03-31
CIK 804124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities and Exchange Act of 1934 for the Year Ended December 31, 1993.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________

                          COMMISSION FILE NO. (0-16163)

                              INVESTORS BANK CORP.
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                41-1566301
       -------------------------------               --------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

            200 East Lake Street
             Wayzata, Minnesota                              55391
 -------------------------------------------             -------------
  (Address of principal executive offices)                (Zip Code)


                                  (612)475-8500
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X             No
                                        --------            --------
The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 28, 1994 was approximately $43,631,000 (based on the closing sale price of such stock on March 28, 1994 as reported by the NASDAQ National Market System).

The number of shares outstanding of each of the registrant's classes of common stock, as of March 28, 1994 was:

                 Common Stock, $.01 par value:  3,425,564 shares

DOCUMENTS INCORPORATED BY REFERENCE: The responses to Items 5, 6, 7, and 8 are incorporated herein by reference to certain information contained in the Company's Annual Report to Shareholders for the year ended December 31, 1993. The responses to Items 10, 11, 12 and 13 are incorporated herein by reference to certain information contained in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 3, 1994.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SECTION 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

                                PART I



ITEM 1.   BUSINESS


     Investors Bank Corp. (formerly Investors Savings Corp.) is a savings and loan holding company incorporated under Delaware law and headquartered in Minneapolis, Minnesota. Investors Bank Corp.'s principal asset consists of all the outstanding capital stock of Investors Savings Bank, F.S.B. (the "Bank"), a federally chartered savings bank formed in June 1984. The Bank is the third largest thrift institution in Minnesota based on assets. Unless the context otherwise requires, Investors Bank Corp. together with its consolidated subsidiary, the Bank, are herein referred to as "Investors" or the "Company". The Company changed its fiscal year end from June 30 of each year to December 31 effective December 31, 1989.

     The Company currently operates twelve retail banking offices and six mortgage production offices in the Minneapolis-St. Paul metropolitan area, one mortgage production office in Duluth, Minnesota, one mortgage production office in a Milwaukee suburb, and four mortgage production offices in the Chicago region. Since commencement of its operations in 1984, the Company has focused on the retail banking business of attracting deposits from the general public within the communities it serves, and on originating and investing in, or selling and servicing, loans secured by mortgages on residential property primarily in the same communities. The Company's operations, however, are distinguishable from many other thrift and community banking institutions by a proportionately large and active mortgage banking organization. In its primary market, the twin cities of Minneapolis and St. Paul, the Company is one of the largest originators of residential mortgages.

     The Company's operations during the year ended December 31, 1993 continued to be positively affected by low market interest rates and a high level of mortgage banking activity. Net interest margins, which had increased to a record high level in 1991 and 1992, declined during 1993 as asset yield repricings declined at a more rapid rate than liability repricings. The decline in market interest rates in 1992 and 1993 contributed to a very high level of mortgage banking activity generating both increased noninterest income and a substantial amount of adjustable rate mortgages ("ARMs") that are retained in the Company's portfolio. Between December 31, 1992 and 1993 the Company's interest-earning assets increased 26% and contributed significantly to the increased net interest income.

     The Company believes there are opportunities to expand both its retail banking and mortgage banking operations. Currently, the Company is interested in expanding in markets in which it now operates or in contiguous states. The Company opened a mortgage banking office in a Milwaukee suburb in 1993 and a mortgage banking office in Merrillville, Indiana in March 1994, the fourth office in the Chicago Region. To expand its retail consumer banking services, the Company is currently investigating establishing additional retail banking offices in markets currently served by its banking or mortgage banking operations. The Company opened three retail banking offices during the December 1993 quarter. One site is near the Knollwood Shopping Center in St. Louis Park and a second is in the IDS Center, the hub of the downtown Minneapolis skyway system. The third office is in a Cub Foods store in Minnetonka, the Company's first supermarket-based bank. Although it presently has no offers or arrangements outstanding for acquisitions, the Company may also, from time to time, consider acquisitions that fall within its targeted markets.

LENDING

     GENERAL. As a federally chartered savings bank, the Bank is authorized by Federal law to invest without limitation in loans secured by residential real property and by savings accounts, in government securities, in Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA) securities, in deposits insured by the Federal Deposit Insurance Corporation (FDIC), in securities of states or municipalities, and in various liquid investments. In addition, the Bank may invest in loans secured by commercial real estate to the extent of 400% of its capital; in secured and unsecured commercial, corporate, business and agricultural loans to the extent of 10% of its assets; in secured and unsecured consumer loans to the extent of 35% of its assets; in education loans, nonconforming loans, and unsecured construction loans each to the extent of 5% of its assets; and in service corporations to the extent of 2% of its assets. The Company is in compliance with all the above requirements.

     Despite this broad investment authority, the Company, through the Bank, has historically conducted primarily the traditional savings and loan business of originating, purchasing, holding and selling residential real estate loans. During the past few years, the Company has also placed increasing emphasis on consumer loans originated through its retail banking offices.

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated by type of loan:


                                                       DECEMBER 31                                                        JUNE 30
                   -------------------------------------------------------------------------------------------    ----------------
                          1993             1992              1991               1990                1989                  1989
                   ----------------   ---------------   ----------------   ----------------    ---------------    ----------------
                     BALANCE    %      BALANCE     %     BALANCE      %     BALANCE     %       BALANCE    %       BALANCE     %
                   --------  -----    --------  -----  --------    -----   --------   -----   --------   -----   --------    -----
                                                           (Dollars in thousands)
Real estate loans:
 Residential       $671,659   84.6%   $550,117   84.7%  $398,270    85.1%  $448,195    88.5%   $400,110   88.0%   $360,014    85.6%
 Commercial          30,630    3.9      32,722    5.1     35,226     7.6     31,623     6.2      27,106    6.0      36,648     8.7
 Construction                                                                 1,428      .3      2,468      .5      1,510       .4
                   --------  -----    --------  -----  --------    -----   --------   -----   --------   -----   --------    -----
  Total real estate
    loans           702,289   88.5     582,839   89.8   433,496     92.7    481,246    95.0    429,684    94.5    398,172     94.7
 Consumer loans      91,691   11.5      66,489   10.2    34,261      7.3     25,388     5.0     25,225     5.5     22,376      5.3
                   --------  -----    --------  -----  --------    -----   --------   -----   --------   -----   --------    -----
  Total portfolio
    loans          $793,980  100.0%   $649,328  100.0% $467,757    100.0%  $506,634   100.0%  $454,909   100.0%  $420,548    100.0%
                   --------  -----    --------  -----  --------    -----   --------   -----   --------   -----   --------    -----
                   --------  -----    --------  -----  --------    -----   --------   -----   --------   -----   --------    -----




     Because virtually all of the loans retained by the Company are ARMs or other loans that are prime related, 98.2% of the Company's loan portfolio adjusts periodically in accordance with market interest rates. See Item 7 -- "Management's Discussion and Analysis - Asset/Liability Management and Interest Rate Risk". Nevertheless, because most of the loans originated by the Company are 15 or 30 year residential loans with principal payments that amortize over the loan period and are relatively young, a majority of the principal payments on the Company's loans are due (or "mature") in more than 15 years.
The following table sets forth the principal maturities of the Company's assets at December 31, 1993:



                                  1          2           3          4-5          6-10       11-15       Over 15
                                Years      Years       Years       Years        Years       Years        Year         Total
                             -------------------------------------------------------------------------------------------------
                                                                     (in thousands)

Mortgage Loans:
  Adjustable rate:
   1-4 family residental
    real estate loans           $10,022    $10,631     $11,281     $24,668     $ 76,039    $269,349    $269,344      $671,334
  Fixed Rate:
     1-4 family residential
       real estate loans             22         24          26          60          193                                   325
  Commercial real estate          1,770      1,538         984       9,684       16,456         198                    30,630
                             -----------  ---------   ---------   ---------   ----------  ----------  ----------    ----------

Total Mortgage Loans             11,814     12,193      12,291      34,412       92,688     269,547     269,344       702,289

Consumer loans                    5,359      2,819       2,939      15,326       45,626      16,990       2,632        91,691
                             -----------  ---------   ---------   ---------   ----------  ----------  ----------    ----------
    Total Loans                 $17,173    $15,012     $15,230     $49,738     $138,314    $286,537    $271,976      $793,980
                             -----------  ---------   ---------   ---------   ----------  ----------  ----------    ----------
                             -----------  ---------   ---------   ---------   ----------  ----------  ----------    ----------



     RESIDENTIAL MORTGAGE LENDING. Residential mortgage lending constitutes the vast majority of the Company's lending activities. One to four family residential mortgage loans comprised 84.6% of the Company's loan portfolio at December 31, 1993. Loans secured by residential real estate generally have presented a lower level of credit risk than consumer loans or loans secured by commercial properties.

     Substantially all of the residential first mortgage lending activities of the Company are conducted out of the Company's twelve mortgage production offices. The Company originates mortgages on one to four family residential properties for inclusion in the Company's loan portfolio or for sale in the secondary market. Although the Company has authority to make loans secured by real property throughout the United States, because of its desire to maintain close control over such activities and because of the relatively stable markets they represent, substantially all of the loans originated by the Company are secured by real property in the metropolitan areas of Minneapolis-St. Paul, Duluth, Milwaukee and Chicago.

     Most of the Company's loans are originated by loan officers through contacts with local realtors and builders rather than through direct solicitation. Before funding a mortgage loan, employees process applications, perform a credit review (including verification of employment, credit standing and personal assets), obtain an appraisal of the property to be financed and obtain title insurance in the Company's favor. At the time an application is accepted, the Company collects a deposit on loans for appraisal and credit reports. At the loan closing, the Company advances an amount equal to the principal amount of the mortgage less a discount based on its loan pricing policies. In addition, the borrower pays the Company an origination fee for its services, which is normally equal to one percent of the principal amount of the mortgage.

     Substantially all mortgage loans secured by one to four family residential properties originated by the Company conform to established Federal Housing Authority (FHA), Veterans Administration (VA), FHLMC and FNMA guidelines and include both fixed rate and adjustable rate loans. Loan size, occupancy/ownership characteristics, appraisal requirements and loan-to-value relationships are determined by internal policy and secondary marketing guidelines. The Company's internal policy requires that a loan that exceeds 80% of the value of the secured property be made only if it is insured by a FNMA and FHLMC qualified insurer. Second mortgage loans are generally made in an amount in excess of unpaid prior mortgages, liens and encumbrances on the property, and do not exceed the lesser of 80% of the fair market value of the property or the purchase price of such property.

     The Company retains for its own loan portfolio most of the ARMs it originates. At December 31, 1993, the Company's portfolio consisted of $656.4 million principal amount of first mortgage loans and $13.6 million principal amount of second mortgage loans. The Company offers a variety of ARM plans, including ARMs that reprice every six months and every year. For a portion of the one year ARM loans, the interest rate is fixed for an initial two-year or three-year period. At
December 31, 1993, 99% of the Company's ARMs were set to reprice based upon a fixed margin over the weekly average yield of treasury securities generally having a maturity equal to the repricing period of the ARMs. All ARMs originated by the Company are subject to a lifetime cap on the maximum interest rate they may bear (currently ranging from 10-1/2% to 12-5/8%) and to caps on the maximum amount that they may adjust during any repricing period (currently 1% for a 6 month ARM and generally 2% for a one year ARM). The Company's ARMs do not contain due on sale clauses but are instead assumable by qualified buyers. The Company's
ARMs generally provide for an increase or decrease in loan payments at the end of each repricing period to an amount that will amortize the loan over its remaining term at the adjusted interest rate. Although this avoids negative amortization, during periods of rapidly increasing interest rates it could result in significant increases in a borrower's monthly mortgage payments.

     Substantially all long-term fixed-rate mortgages and government insured ARMs originated by the Company are sold in the secondary market or pooled and sold as mortgage-backed securities. Conventional fixed-rate loans may be sold to FHLMC, FNMA or other investors. Most FHA and VA mortgage loans originated by the Company have been placed in mortgage pools backing GNMA mortgage pass-through certificates. The Company also pools conventional mortgages to back FHLMC participation certificates and to back FNMA pass-through securities.

     To increase its servicing portfolio, the Company purchases newly originated mortgage loans from correspondents and pools the loans to support mortgage-backed securities. The Company intends to continue its correspondent and pooling activities. The same underwriting criteria are applied to correspondent loans as loans originated by the Company.

     The following table sets forth the residential real estate lending and loan purchase and sale activities of the Company during the periods indicated:



                                                               Year ended December 31
                                                       ----------------------------------------
                                                           1993           1992           1991
                                                       ----------     ----------      ---------

                                                                     (in thousands)

     Additions to mortgage loans:
      Mortgage loans originated                        $1,102,916       $929,088       $506,557
      Mortgage loans purchased from
       correspondents                                     125,896        111,788         69,809
      Other mortgage loans purchased                          609          1,126          6,246
      Loans to finance foreclosed real estate                 308            823          3,449
                                                       ----------     ----------       --------
        Total                                           1,229,729      1,042,825        586,061
                                                       ----------     ----------       --------
     Reductions to mortgage loans:
      Mortgage loans sold:
       GNMA pass-through certificates                     397,791        245,244        160,539
       FNMA mortgage-backed certificates                  501,255        481,163        291,172
       Other                                               83,718         73,296         60,909
      Repayments                                           99,613         90,139         89,641
     Foreclosures                                           2,329          3,224          5,947
                                                       ----------     ----------       --------
        Total                                           1,084,706        893,066        608,208
                                                       ----------     ----------       --------
     Net increase (decrease) in mortgage loans           $145,023       $149,759       ($22,147)
                                                       ----------     ----------       --------
                                                       ----------     ----------       --------


A gain or loss may be realized on the sale of a loan in the secondary market depending on whether the mortgage is sold at a principal amount above or below the amount advanced by the Company and, in the case of loans on which the Company has retained the servicing, on whether the servicing fees over the life of the loan exceed a normal servicing fee ("excess servicing fees"). For "covered loans" (loans for which the Bank has obtained a purchase commitment when it executes a pricing commitment), the Company may originate loans above the sales price and incur a marketing loss. The value of the servicing that is retained and the resulting servicing fee income or gain on sale of servicing rights has exceeded such marketing loss to the Company. During periods of high volume loan production and rapidly increasing rates, the Company's ability to match pricing commitments with purchase commitments may be impaired and marketing losses may occur which would reduce gain on sales of mortgage loans.

     SERVICING. The Company retains all of the servicing on private investor ARM loan sales, and a portion of the servicing on GNMA securities and other mortgage-backed securities. The Company collects principal and interest payments and remits them, less a servicing fee, to holders of the mortgage or mortgage-backed securities. The Company also deposits property taxes and insurance payments which it receives in escrow accounts until such payments are due. For such servicing, the Company typically collects a servicing fee ranging from 1/4% to 1/2% of the outstanding principal balance of the mortgage per year.

     The following table sets forth certain information regarding the Company's servicing for the periods indicated:


                                                  Year ended December 31
                                        --------------------------------------
                                            1993           1992         1991
                                        -----------    ----------    ---------
                                                     (in thousands)
     Amounts of loans serviced for
       others at year end                $1,357,204      $981,468     $660,051
     Loan servicing fees collected           $2,830        $1,491       $2,201
     Servicing fees as percentage
       of interest income                     4.90%         2.84%        4.02%
     Servicing contracts for others
       at year end                           16,510        12,361        8,712



     The Company has capitalized as a deferred charge the discounted present value of the amount by which future servicing fees it is entitled to collect exceeds a normal market rate servicing fee. These capitalized fees are amortized as fees are collected. The amount that is capitalized is adjusted based on certain prepayment assumptions. If the actual prepayments exceed the Company's assumptions, charge-offs of amounts capitalized may be necessary.

     Since 1988, the Company has sold loan servicing rights, and expects to continue to sell loan servicing rights, to offset the cost of originating mortgage loans and provide noninterest income. The Company may deviate from this policy periodically because of market fluctuations in the pricing of loan servicing rights. When it elects to sell servicing rights, the Company normally contracts with a broker and submits a portion of its servicing portfolio for competitive bids. The broker contacts other financial institutions and mortgage banking companies through circulation of a disclosure document describing the servicing to be sold and the minimum sale terms.

     CONSUMER LENDING. A Federal savings institution such as the Bank is authorized to make secured or unsecured consumer loans in various forms including home equity loans, home improvement loans, loans secured by deposit accounts, car loans, boat loans and personal lines of credit. These loans generally have a higher degree of credit risk than residential mortgage loans and the Company maintains a higher level of general reserves for loan losses. At December 31, 1993, consumer loans totaled $91.7 million or 11.5% of the Company's permanent loan portfolio.

     Since 1990 the Company has placed increased emphasis on consumer lending and has located consumer lending officers in most of its retail banking offices. Approximately 87.3% of the Company's consumer loans at December 31, 1993 were home equity loans secured by residential real estate. To expand its home equity loan origination, the Company has periodically offered special programs, such as a low fee home equity loan program in which the Company does not charge for appraisals or origination fees and during 1993 established a home improvement lending division. The Company's policy is to make home equity loans which, when combined with the balance of the first mortgage on the same property, do not exceed 80% of the property's appraised value. Private mortgage insurance is obtained for any loans which exceed such limit.

     Consumer loans are also made for other housing related expenditures as well as to finance education, debt consolidation, and major purchases, such as autos, boats, recreational vehicles and vacation homes. Loan products are marketed through the local media, direct mail, point of sale advertising in the retail banking offices, and solicitation of the Company's existing mortgage customer base.

     Since commencement of operations, the Company has also had a private banking department through which it makes consumer loans and a limited amount of business purpose loans. A majority of such loans are made to upper income, high net worth individuals on both a secured and unsecured basis. The Company's private banking department generally processes applications for such loans, performs credit checks and monitors delinquencies.

     COMMERCIAL REAL ESTATE LENDING. Because of competitive markets and the treatment of commercial real estate loans under risk-based capital regulations, the Company eliminated commercial real estate lending as a separate department in early 1989. The Company does not intend to actively solicit commercial real estate loans in the foreseeable future. The commercial real estate loans originated prior to 1989 consist primarily of loans secured by apartment complexes and small retail shopping malls in the Minneapolis-St. Paul metropolitan area. The Company maintains a higher general loss reserve on commercial real estate loans, which represent a higher credit risk, than residential real estate loans. Most of the Company's commercial real estate loans are adjustable rate loans that reprice annually, mature in ten years and are paid based on a 30-year amortization schedule. At December 31, 1993, the Company's commercial real estate loans totaled approximately $30.6 million, or 3.9% of its permanent loan portfolio.

     CONSTRUCTION LENDING. The Company makes a limited amount of construction loans to established home builders in the Minneapolis-St. Paul metropolitan area. There were no outstanding construction loans or commitments to home builders at December 31, 1993. In addition, the Company occasionally makes construction loans directly to homeowners, which are often secured by collateral in addition to the subject real estate, through its private banking department. At December 31, 1993, the Company had $859 thousand outstanding and additional commitments of $1.0 million for such construction loans to homeowners.

     DELINQUENT LOANS. When a borrower fails to make a required payment on a mortgage loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee. The Company follows practices customary in the savings industry in attempting to cure delinquencies and in pursuing remedies upon default. Generally, if the borrower does not cure the delinquency within 90 days, the Company initiates foreclosure action. During foreclosure and the statutory redemption period, such property is carried in the "real estate in judgment" account and included in "foreclosed real estate". If the loan is not reinstated, paid in full or refinanced, the collateral is sold. The Company is often the purchaser. In such instances, acquired property is carried in the Company's "real estate owned" account, also part of "foreclosed real estate", until the property is sold.

     All residential mortgage loans delinquent for 90 days or more are considered nonaccrual. Commercial real estate loans are considered nonaccrual when collection of interest is doubtful.

     The Company includes in nonperforming assets all nonaccrual loans and foreclosed real estate, both net of specific reserves.

     The following table summarizes the Company's nonperforming assets at the dates indicated:


                                                           December 31                                      June 30
                                --------------------------------------------------------------------     ----------
                                    1993           1992           1991           1990           1989          1989
                                --------      ---------     ----------     ----------     ----------     ----------
                                                               (Dollars in thousands)

Loans:
  Residential real estate         $1,852         $1,987         $3,509         $3,382         $1,400           $669
  Commercial real estate                                         1,182                           205            402
  Consumer                            51             43            160            749             68
                                --------      ---------     ----------     ----------     ----------     ----------
                                   1,903          2,030          4,851          4,131          1,673          1,071
                                --------      ---------     ----------     ----------     ----------     ----------

Real estate owned
  and in judgment, net:
    Residential                    1,868          3,242          3,068          2,723            774            666
    Commercial                     4,807          3,997          3,275          3,367          9,757          1,096
                                --------      ---------     ----------     ----------     ----------     ----------
                                   6,675          7,239          6,343          6,090         10,531          1,762
                                --------      ---------     ----------     ----------     ----------     ----------
Total nonperforming assets        $8,578         $9,269        $11,194        $10,221        $12,204         $2,833
                                --------      ---------     ----------     ----------     ----------     ----------
                                --------      ---------     ----------     ----------     ----------     ----------
Nonperforming loans as a
  percentage of net loans
    held in portfolio               .24%           .31%          1.04%           .82%           .37%           .26%
Nonperforming assets as a
    percentage of total assets      .85%          1.14%          1.85%          1.67%          2.21%           .56%

                                        7

     See Item 7 - "Management's Discussion and Analysis - Nonperforming Assets" for discussion on these properties and an analysis of the changes in nonperforming assets.

     RESERVES FOR LOAN AND REAL ESTATE LOSSES. The reserves for losses provide for potential losses in the Company's loan and real estate portfolios. The reserves are increased by the provision for losses and recoveries and decreased by charge-offs. The adequacy of the reserves is judgmental and is based on continual evaluation of the nature and volume of the loan and real estate portfolios, overall portfolio quality, specific problems loans, collateral values, historical experience and current economic conditions that may affect borrowers' ability to pay. Pursuant to regulations governing the classification of assets, insured institutions such as the Bank are required to classify troubled assets as "substandard", "doubtful", and "loss". Institutions must establish specific loss reserves for assets classified as doubtful and loss and the Office of Thrift Supervision
(OTS) through their examinations may require an increase in the institution's reserve for loan and real estate losses if the examiner concludes such reserves are inadequate. In December 1993, the OTS completed a routine examination of the Bank. No additions to loss reserves were required following this examination. At December 31, 1993, the Company had classified $10.3 million and $138 thousand of its assets as substandard and loss, respectively. No loans were classified as doubtful at December 31, 1993. For information on interest income excluded on nonaccrual loans see Item 8 -- Note 4 of Notes to Consolidated Financial Statements.

     The following table sets forth information regarding the Company's reserve for loan losses for the periods indicated:


                                                                                                          Six months
                                                                                           Year ended        ended
                                                 Year ended December 31                      June 30       December 31
                                -------------------------------------------------------   -----------    -------------
                                  1993           1992           1991           1990          1989           1989
                                ---------      ---------      ---------      ---------    -----------    -------------
                                                                 (Dollars in thousands)
Beginning Balance                 $2,599         $1,982         $1,067           $450           $560           $796
Provisions for losses                632            869          1,009            803            307            256
Charge-offs:
  Residential real estate loans     (103)          (199)           (28)          (140)           (45)          (100)
  Commercial real estate loans      (286)                                          (5)            (1)          (435)
  Consumer loans                     (35)          (151)          (124)           (43)           (25)           (67)
                                ---------      ---------      ---------      ---------    -----------    -------------
    Total charge-offs               (424)          (350)          (152)          (188)           (71)          (602)
                                ---------      ---------      ---------      ---------    -----------    -------------
Recoveries:
  Residential real estate loans      111             65             47              2
  Consumer loans                      63             33             11
                                ---------      ---------      ---------      ---------
    Total recoveries                 174             98             58              2
                                ---------      ---------      ---------      ---------    -----------    -------------
Ending balance                    $2,981         $2,599         $1,982         $1,067           $796           $450
                                ---------      ---------      ---------      ---------    -----------    -------------
                                ---------      ---------      ---------      ---------    -----------    -------------
Ratio of net charge-offs
   to average loans outstanding     .03%           .04%           .02%           .04%           .02%           .25%



     As the foregoing table illustrates, the Company's reserve for loan losses has generally increased over the periods presented as the Company's loan portfolio has increased. The provision for loan losses over the periods presented reflects both recent experience in charge-offs, and a reevaluation of the methods of establishing the reserve for loan losses in 1990. In 1990, the Company established for the first time an unallocated general reserve for unforeseen loan losses and a general reserve for losses on performing real estate.

     The following tables present the separate reserves allocated for each category of loans and those allocated reserves as a percentage of the Company's total loan portfolio at the dates indicated:
Allocation Amount:

                                                            December 31                                   June 30
                               ----------------------------------------------------------------------   ------------
                                  1993           1992           1991           1990           1989         1989
                               ----------     ----------     ----------    -----------    -----------   ------------
                                                               (in thousands)
Residential real estate             $591           $507           $394           $426            $90           $178
Commercial real estate               260            283            336            322            234            483
Consumer                             568            439            381            202            126            135
                               ----------     ----------     ----------    -----------    -----------   ------------
  Total allocated                  1,419          1,229          1,111            950            450            796
Unallocated portion                1,562          1,370            871            117
                               ----------     ----------     ----------    -----------    -----------   ------------
  Total reserve                   $2,981         $2,599         $1,982         $1,067           $450           $796
                               ----------     ----------     ----------    -----------    -----------   ------------
                               ----------     ----------     ----------    -----------    -----------   ------------

Allocation as a Percent of Loans Outstanding:


                                                              December 31                                   June 30
                               ----------------------------------------------------------------------   ------------
                                  1993           1992           1991           1990           1989           1989
                               ----------     ----------     ----------    -----------    -----------   ------------
Residential real estate             .08%           .08%           .08%           .09%           .02%           .04%
Commercial real estate              .03            .04            .07            .06            .05            .12
Consumer                            .07            .07            .08            .04            .03            .03
                               ----------     ----------     ----------    -----------    -----------   ------------
  Total allocated                   .18            .19            .23            .19            .10            .19
Unallocated portion                 .20            .21            .19            .02
                               ----------     ----------     ----------    -----------    -----------   ------------
  Total reserve                     .38%           .40%           .42%           .21%           .10%           .19%
                               ----------     ----------     ----------    -----------    -----------   ------------
                               ----------     ----------     ----------    -----------    -----------   ------------


     The Company's portfolio continues to consist primarily of residential real estate loans and the reserve for losses allocated to residential real estate loans reflects the low loss experience associated with these loans. Residential real estate loans are well collateralized and property values have remained stable in the markets the Company lends in. The reserve for losses allocated to commercial real estate loans reflects the higher credit risk associated with commercial real estate lending. The reserve for losses allocated to consumer loans has grown as outstandings grew. That reserve level was higher at December 31, 1990 due to the adoption in 1990 of a detailed method of categorizing loans and related reserve levels. The increases in 1991 through 1993 are the result of growth in the consumer loan portfolio.

     The following tables present the allocation of the reserve for real estate losses and those allocated reserves as a percentage of the foreclosed real estate as of December 31 for the years indicated:


                                                         Allocation Amount
                                 -------------------------------------------------------------------
                                   1993           1992          1991           1990           1989
                                 --------       --------      ---------      --------       --------
                                                          (in thousands)

     Residential real estate         $35            $82           $104           $120
     Commercial real estate          100            614            418            286           $100
                                 --------       --------      ---------      --------       --------
       Total reserve                $135           $696           $522           $406           $100
                                 --------       --------      ---------      --------       --------
                                 --------       --------      ---------      --------       --------


                                                Allocations as a Percent of Real Estate
                                 -------------------------------------------------------------------
                                   1993           1992          1991           1990           1989
                                 --------       --------      ---------      --------       --------
     Residential real estate        .51%          1.03%          1.51%          1.85%
     Commercial real estate        1.47           7.74           6.09           4.40            .94%
                                 --------       --------      ---------      --------       --------
       Total reserve               1.98%          8.77%          7.60%          6.25%           .94%
                                 --------       --------      ---------      --------       --------
                                 --------       --------      ---------      --------       --------


     The higher reserve for real estate losses was largely due to the continued decline in commercial real estate values in 1990 that affected the Company's portfolio. The increase in the reserve for 1991 and 1992 is the result of a higher specific reserve on a commercial retail property and the decline in 1993 was the result of a charge-off as the property was disposed of. For additional information, see Item 8 --
Note 8 of Notes to Consolidated Financial Statements and Item 7 -- "Management's Discussion and Analysis - Analysis of Reserves for Loan and Real Estate
Losses".

INVESTMENT PORTFOLIO

     Although the Company has authority to make investments in a number of government, municipal and corporate debt securities, the Company does not have a large portfolio of investment securities. The portfolio of investment securities the Company maintains are mostly U.S. Government agency securities and investment grade corporate debt securities. The following table sets forth the components of the Company's investment portfolio at the dates indicated:


                                                              December 31                                        June 30
                                    -----------------------------------------------------------------------   ----------
                                       1993           1992          1991           1990           1989            1989
                                    ----------     ----------     ----------    -----------    -----------   ------------
                                                             (in thousands)
Obligations of U.S. Government
  corporations and agencies           $11,626         $5,372         $4,371         $4,291         $3,113         $1,102
State and municipal obligations           210            510            430            550            250
Investment grade corporate bonds       15,439         11,789         12,760         12,496          7,232          6,883
Other                                     504            501
                                    ----------     ----------     ----------    -----------    -----------   ------------
                                      $27,779        $18,172        $17,561        $17,337        $10,595         $7,985
                                    ----------     ----------     ----------    -----------    -----------   ------------
                                    ----------     ----------     ----------    -----------    -----------   ------------

     See Note 3 - Notes to Consolidated Financial Statements included as Item 8 to this report for information regarding the carrying values and market values of the Company's investment securities. The following table presents information regarding the scheduled maturities and yields on investment securities at December 31, 1993:

                                    Due in one           Due in one        Due in five
                                    year or less       to five years       to six years           Total
                                 -----------------  ------------------  ------------------  ------------------
                                  Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield
                                 --------  -------   --------  -------  --------  --------  --------- --------
                                                                              (Dollars in thousands)
Obligations in U.S. Government
  and agencies                    $2,952     8.54%    $6,767     5.81%    $1,907     5.35%   $11,626     6.43%
State and municipal
  obligations                        130      7.15        80      5.65                           210      6.58
Investment grade corporate bonds   2,259      7.31    13,180      5.34                        15,439      5.63
Other                                504      3.99                                               504      3.99
                                 --------  -------   --------  -------  --------  --------  --------- --------
                                  $5,845     7.64%   $20,027     5.50%    $1,907     5.35%   $27,779     5.94%
                                 --------  -------   --------  -------  --------  --------  --------- --------
                                 --------  -------   --------  -------  --------  --------  --------- --------


DEPOSITS AND SOURCES OF FUNDS

     The primary sources of funds for the lending and general business activities of the Company are retail deposits and advances from the FHLB. In addition, the Company derives funds from loan sales and principal and interest payments on loans. Scheduled loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, economic conditions and other factors, are less stable.

     DEPOSITS

     The following table sets forth the deposit flows of the Company for the periods indicated:



                                                       Year ended December 31
                                            -------------------------------------------
                                                1993            1992            1991
                                            ------------    -----------     -----------
                                                           (in thousands)
          Net deposit inflow (outflow)          $70,754       ($22,094)      ($26,176)
          Interest credited or accrued           20,307         23,897         30,757
                                            ------------    -----------     -----------
          Net increase in deposits              $91,061         $1,803         $4,581
                                            ------------    -----------     -----------
                                            ------------    -----------     -----------

          Deposits at end of period            $603,413       $512,352       $510,549
                                            ------------    -----------     -----------
                                            ------------    -----------     -----------


     The Company has built its savings business through retail deposits at its twelve retail banking offices in the Minneapolis-St. Paul metropolitan area. Substantially all of the Bank's depositors are Minnesota residents. The Company does not currently bid on, or actively solicit, deposits from municipalities or governmental agencies and none of the Company's outstanding deposits has been obtained in brokered transactions.

     The Company attracts deposits by advertising through newspaper, radio and direct mail advertising and by various special promotions.
The Company also offers deposit and withdrawal services for customers at automated teller machines by participating in the CIRRUS-TM- network.

     The Company offers a variety of savings plans to its depositors including interest-bearing checking accounts, regular passbook savings accounts, money market deposit accounts, time certificates and Koegh and individual retirement accounts. For a description of the portion of total deposits represented by each type of account and the average rate of interest paid on such accounts as well as the maturities of the Company's certificate accounts, see Item 8--Note 9 of Notes to Consolidated Financial Statements.

     At December 31, 1993, the Company had $38.7 million of certificate accounts with individual balances of $100,000 or more. For additional information on deposits see Item 7 -- "Management's Discussion and Analysis -- Net Interest Income Yield Analysis table".

     BORROWINGS. The following table sets forth the Company's borrowings for the periods indicated:


                                                          DECEMBER 31
                                             ----------------------------------------
                                                 1993          1992            1991
                                             ----------     ----------      ---------
                                                         (in thousands)
          FHLB advances                       $325,000       $225,000        $50,000
          Subordinated debt                      25,800         25,800          2,800
          Capitalized lease obligations             466            510            548
                                             ----------     ----------      ---------
                                               $351,266       $251,310        $53,348
                                             ----------     ----------      ---------
                                             ----------     ----------      ---------


     As a depository institution insured by the Savings Association Insurance Fund ("SAIF") of the FDIC, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States government), provided standards related to credit worthiness are met. See "Federal Home Loan Bank System". FHLB advances are made in accordance with several credit programs of the FHLB, each of which has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses of such advances and the limitations on the amount of advances to each member.

     On November 22, 1991, $7.6 million of the Bank's 12.75% Subordinated Capital Notes due 1999 were exchanged by the capital note holders for preferred stock of the Company. (See Item 8--Note 13 of Notes to Consolidated Financial Statements). On December 11, 1992, the Company issued $23.0 million of 9.25% Subordinated Notes due 2002. Of the $22.1 million net proceeds, $12.0 million was contributed to the Bank's paid-in capital during 1992 and an additional $5.0 million in 1993. The balance of the net proceeds remains at the Company to support future growth of the Bank's operations. For additional information on borrowings, see Item 7 -- "Management's Discussion and Analysis, Net Interest Income, Liquidity and Capital Management" sections and see Item 8 -- Note 10 of Notes to Consolidated Financial Statements.

COMPETITION

     The Company faces substantial competition both in its retail banking and its mortgage banking operations. Competition for deposits comes from other savings institutions, banks, credit unions, money market funds and other mutual funds, corporate and government debt securities, insurance companies and pension funds, many of which have greater capital resources than the Company and offer investment alternatives without comparable regulatory restrictions. The Company's most direct deposit competition comes from two large federally-chartered thrift institutions and a large number of commercial banks, including two major banks. The Company believes that the primary factors in competing for deposits are interest rates offered, type of products offered and location of banking offices. Competition in residential lending comes primarily from other mortgage companies, banks and savings institutions. The primary factors in competing for mortgage loans are interest rates offered, type of products offered, origination fees charged and range of services offered.

EMPLOYEES

     The Company had 509 employees at December 31, 1993, 451 of whom were full-time employees and 58 of whom were part-time employees. Of such employees, 308 were mortgage banking personnel, 136 were retail banking personnel and 65 were corporate and administrative personnel. None of the employees of the Company is a member of a union or subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

FEDERAL HOME LOAN BANK SYSTEM

     The bank is required to invest in FHLB stock in an amount equal to the greater of 1% of the unpaid principal of home mortgage loans or 5% of the Bank's borrowings with the FHLB. Investment in capital stock of the FHLB increased to $16.3 million at December 31, 1993. The increase was the result of additional stock purchases to meet the requirement to maintain stock equal to 5% of the Bank's FHLB borrowings.

FEDERAL RESERVE SYSTEM

     Under Federal Reserve Board regulations, depository institutions are required to maintain reserves against their transaction accounts (primarily checking accounting for the Bank), nonpersonal time deposits and Eurocurrency liabilities. At present, the reserve requirement for transaction accounts is 3% of the first $51.9 million of such accounts and 10% of the amount in excess of $51.9 million. The Federal Reserve Board also has authority to impose supplemental reserves of up to 4% of transaction accounts and emergency reserve requirements upon consultation with committees of Congress.

REGULATION

     GENERAL. As a federal chartered savings bank engaged in mortgage and consumer lending and in the acceptance of deposits, the Bank is subject to extensive federal and state regulation in virtually all areas of its operations, including regulations that govern the type of its investments and liabilities, the form of the instruments used to represent such assets and liabilities, the advertisement and promotion of such assets and liabilities, its efforts to support community reinvestment, its dealings with affiliates, the location and, in some instances configuration of its offices and various other matters. As a federally-chartered savings bank with accounts insured by SAIF of the FDIC, the Bank's primary regulators are the OTS, an office of the Department of Treasury and the FDIC. In addition, the Bank is a member of and may obtain advances from the Federal Home Loan Bank system which provides credit for home finance to savings institutions and other financial institutions that meet certain tests as to the composition of their assets.

     INSURANCE OF ACCOUNTS. The FDIC administers both the fund that insures commercial banks (the "Bank Insurance Fund" or "BIF") and the SAIF. FDIC insurance assessments for SAIF members must be not less than .185% of deposits from January 1, 1994 to December 31, 1997 and .15% of deposits after 1997. The FDIC may, in its discretion, increase the rate of assessments to a rate which is adequate to increase the SAIF reserves to a specified percentage of deposits.

     The FDIC currently uses a risk-based assessment system for all SAIF and BIF members. Members are assigned an assessment risk classification based on the institution's capitalization as of a date six months prior to the beginning of the assessment period (assigning the institution to one of three categories) and an evaluation by the institution's primary regulator of the risk posed by the institution to the insurance fund (assigning the institution to one of three subgroups). Well capitalized institutions (institutions with risk-based capital exceeding 10%, core capital exceeding 5% and core capital to risk-weighted assets exceeding 6%) are assessed at between .23% and .29% of deposits, depending on their subgroup assignment. Adequately capitalized institutions (institutions with risk-based capital exceeding 8%, core capital exceeding 4% and core capital to risk-weighted assets exceeding 4%) are assessed at between .26% to .30% of deposits. Undercapitalized institutions (institutions that do not meet applicable capital requirements) are assessed at between .28% and .31% of deposits. The Bank qualifies as a well-capitalized institution and its assessment rate was .23% during 1993.

     Deposits in institutions insured by SAIF are insured to $100,000 per insured depositor and are backed by the full faith and credit of the United States government.

     REGULATORY CAPITAL. A federal savings institution such as the Bank is required to satisfy three capital requirements: (i) a requirement that "tangible capital" be not less than 1.5% of adjusted total assets, (ii) a requirement that "core capital" be not less than 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. The Bank currently meets each such test. See Item 7 -- "Management's Discussion and Analysis -- Capital Management" or Note 11 of Notes to Consolidated Financial Statements included as Item 8 for reconciliation of capital compliance.

     Tangible capital includes stockholder's equity, noncumulative perpetual preferred stock, certain nonwithdrawable accounts, pledged deposits of mutual savings institutions, and minority interests in fully consolidated subsidiaries, less intangible assets and certain investments in subsidiaries that conduct activities not permissible for a national bank. Purchased mortgage servicing rights may be included in tangible capital at the lower of 90% of fair market value, 90% of original cost, or 100% of current amortized book value.

     Core capital consists of tangible capital plus a percentage of certain marketable intangible assets, and a decreasing portion (through
1994) of qualifying supervisory goodwill. Because the Bank does not have any supervisory goodwill or marketable intangible assets that would be added to tangible capital, its core capital is equivalent to its tangible capital.

     Risk-based capital is determined by assigning a risk-weight, ranging from 0% for government securities to 200% for certain equity investments, to each of an institution's assets, including the credit-equivalent amount of off-balance sheet assets. An institution is required to maintain total regulatory capital (consisting of both "core capital" and supplementary capital such as the Bank's subordinated debt) equal to the regulatory mandated percentage (currently 8.0%) of the sum of its assets multiplied by their respective risk-weights. In August 1993, the OTS adopted final regulations effective in January 1994 for all savings institutions (except certain institutions with less than $300 million of assets) that add an interest rate risk component to the risk based capital test. Under these regulations, each institution is required to submit a complex report of its assets and liabilities to the OTS that forms the basis for calculation of the effect a 200 basis point change in market interest rates would have on the institution's "net portfolio value" (a measure based on the cash flows from, and required by, the institution's assets, liabilities and off-balance sheet contracts). If such net portfolio value declines by more than two percent of the estimated value of the institution's assets, one half of the excess is subtracted from the institution's total capital in calculating the risk based capital test. The interest rate risk is calculated based on the assets and liabilities two quarters preceding the calculation date. As of December 31, 1993, the Bank's required regulatory capital was not impacted by the interest rate risk rule.

     A savings institution that fails to meet its capital requirements is subject to an increased level of monitoring and must submit a capital restoration plan to the OTS within 45 days of the date its capital falls below the applicable standard. The capital plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it is adequately capitalized for four quarters or the holding company is liable for the deficiency in the institution's capital deficit (up to 5% of the institution's assets). A savings institution not meeting its capital requirements may not, without approval of the OTS, allow assets to increase beyond interest credited to deposits. The OTS may impose a number of conditions on approval of capital plans, including growth restrictions, operating restrictions, and disposition plans, if objectives are not achieved. The OTS may also mandate the replacement of officers or directors, place restrictions on distributions of controlling companies, prohibit interest payments on subordinated debt and prohibit salary increases or bonuses for significantly undercapitalized institutions. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a critically undercapitalized institution with tangible capital of less than 2% of total assets or 65% of the minimum tangible capital requirement is subject to conservatorship or receivership within 90 days unless the OTS makes periodic determinations to forbear such action.

     In accordance with the requirements of FDICIA, the four principal banking agencies adopted prompt corrective action rules in September and October 1992. The rules divide depository institutions into five categories: "well capitalized" institutions have a risk-based capital ratio of 10% or greater, a core capital to risk-weighted assets ratio of 6% or greater and a core capital ratio of 5% or better; "adequately capitalized" institutions have a risk-based capital ratio of 8% or greater, a core capital to risk-weighted asset ratio of 4% of greater and a core capital ratio of 4% or greater; "undercapitalized" institutions have a risk-based capital ratio of greater than 6% but less than 8%, a core capital to risk-weighted asset ratio of at least 3% and a core capital of at least 3%; "significantly undercapitalized" institutions have a risk- based capital ratio of less than 6% and core capital ratio of less than 3%; "critically undercapitalized" institutions have a tangible equity to total assets ratio of less than 2%. The greatest amount of operating flexibility is afforded a "well capitalized" institution and the regulations impose increasing operational restrictions on each category of less "well capitalized" institutions. "Critically undercapitalized" institutions must be placed in receivership 90 days after being so determined unless significant progress is made to improve capital. The Bank qualifies as a "well capitalized" institution at December 31, 1993.

     RESTRICTIONS ON DIVIDENDS. Under OTS regulations, savings associations are limited in the amount of "capital distributions" that they are permitted to make, including cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders or another entity in a cash out merger and other distributions charged against capital. The regulation also applies to capital distributions that the Bank may make to the Company, thereby affecting the dividends that the Company may pay to its stockholders. The regulation establishes a three tiered system of regulation, with the greatest flexibility being afforded to well capitalized institutions. An institution that has regulatory capital that is at least equal to its fully phased in capital requirement, and has not been notified that it "is in need of more than normal supervision", is a Tier 1 institution. Any institution that has regulatory capital at least equal to its minimum capital requirement, but less than its fully phased in capital requirement, is a Tier 2 institution. An institution having regulatory capital that is less than its minimum capital requirement is a Tier 3 institution. At December 31, 1993, the Bank qualified as a Tier 1 institution.

     A Tier 1 institution is permitted, after prior notice to the OTS, to make capital distributions in amounts up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which the ratio of its regulatory capital to assets exceeds its fully phased in capital ratio) at the beginning of the calendar year. Any additional amount of capital distributions would require prior regulatory approval. A Tier 2 institution is permitted to make capital distributions in amounts up to 75% of its net income for the most recent four quarters, if it satisfies the risk based capital requirement. In each case, the amount of capital distributions permitted is reduced by the amount of capital distributions that the institution previously has made during the four quarter period. A Tier 3 institution is not authorized to make any capital distributions except with prior OTS approval or pursuant to an OTS approved capital plan. Under FDIC regulation, no institution may make a capital distribution that causes it to fail its minimum capital requirement.

     QUALIFIED THRIFT LENDER TEST. Unless a savings institution meets the qualified thrift lender test (QTL), it is classified and subject to regulation as a national bank or becomes subject to a number of limitations on investment, branching, advances, dividends and other activities. In addition, a unitary savings and loan holding company, such as the Company, that owns a thrift failing the QTL test becomes subject to limitations on activities applicable to multiple savings and loan holding companies. The QTL test, generally requires that an insured institution's "qualified thrift investments" equal or exceed 65% of the institutions "portfolio assets". Qualified thrift investments include (i) loans for the purchase, refinance, construction, and improvement of residential housing (including manufactured housing), (ii) home equity loans, (iii) mortgage-backed securities, (iv) obligations of the FDIC, the Resolution Trust Corporation (RTC), or FSLIC Resolution

Fund, (v) 50% of loans held for sale less than 90 days after origination, (vi) investments in qualifying service corporations, (vii) subject to certain limitations, 200% of loans to acquire developed or constructed lower income residential properties, (viii) loans for the purchase or construction of churches, schools, nursing homes, and hospitals and (ix) loans for personal, family, household or educational purposes up to 5% of the portfolio assets. Portfolio assets include all of an institution's assets less intangible assets, the value of property used in the business and qualifying liquidity assets (up to 20% of total assets).
An institution must satisfy the QTL test on a monthly average basis during 9 out of every 12 months. The Bank has always satisfied such test and had qualifying thrift investments equal to 98% of portfolio assets on December 31, 1993.

     LIQUID ASSET REQUIREMENT. FIRREA requires each savings institution to maintain qualifying liquid assets (which include cash, certain time deposits, banker's acceptances and specified United States Government, State or Federal agency obligations, certain money market funds and qualifying assets that would qualify except for maturity) of a percentage designated by the Director of the OTS (currently 5%) of the balance of its withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties will be imposed, unless waived, for failure to meet liquidity requirements. The Bank had liquid assets in excess of the requirements for each month in the year ended December 31, 1993.

     LOANS TO ONE BORROWER RESTRICTIONS. Under FIRREA permissible lending limits for loans to one borrower are generally equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable securities, in which case this limit is increased to 25% of unimpaired capital and surplus).

     LIMITATIONS ON CERTAIN INVESTMENTS. As a federally chartered institution, the Bank is generally prohibited from investing directly in equity securities and real estate (other than that used for offices and related facilities or acquired through, or in lieu of, foreclosure or on which a contract purchaser has defaulted). In addition, the Bank's authority to invest directly in service corporations is limited to a maximum of 2% of the Bank's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner city development purposes. In addition, because the Bank meets all of the minimum capital requirements, the Bank is permitted to make additional loans in an amount not exceeding 50% of its regulatory capital to its service corporations.

     TRANSACTIONS WITH AFFILIATES. Under FIRREA all transactions involving a savings association and its affiliates are subject to sections 23A and 23B of the Federal Reserve Act (FRA). Generally, these sections restrict "covered transactions" (loans, purchases of assets, guarantees and similar transactions) to 10% of the institution's capital stock and surplus, restrict all transactions with affiliates to 20% of such capital stock and surplus, and require such transactions to be on terms as favorable to the savings association as transactions with nonaffiliates. The affiliates of a savings association include any company whose management is under a common controlling influence with the management of the savings associations (including the savings association's holding company), any company controlled by controlling stockholders of the savings association or with a majority of interlocking directors with the savings association, and any company sponsored and advised on a contractual basis by the savings association or any of its subsidiaries or affiliates. The Bank's subsidiaries are not deemed affiliates; however, transactions between the Bank or any of its subsidiaries and any affiliates are subject to the requirements and limits of sections 23A and 23B of FRA.

     FIRREA and FDICIA also subject loans to insiders (officers, directors and 10% stockholders) to sections 22(g) and (h) of FRA and the regulations promulgated thereunder. The OTS recently amended its regulations governing loans to officers and directors to provide that such transactions will be governed by Regulation 0 of the Federal Reserve Board. Among other things, such loans must be made on terms substantially the same as loans to non-insiders.

     REGULATORY SANCTIONS. Any institution that does not operate in accordance with or conform to OTS or FDIC regulations, policies and directives may be sanctioned for noncompliance. For example, proceedings may be instituted against any insured institution or any director, officer, employee or person participating in the conduct of the affairs of an insured institution who engages in unsafe and unsound practices, including violation of applicable laws, regulations, orders, agreements or similar items. In addition, noncompliance may result in the OTS or FDIC declining to approve various actions by an institution that may be taken only with such approval. FIRREA substantially increases enforcement remedies, including civil monetary damages, that may be assessed against an institution or its officers, directors, employees, agents or independent contractors. For knowing violations and under certain aggravated circumstances, penalties of up to $1,000,000 may be assessed. For lesser violations where there is a pattern of misconduct, or under certain other circumstances, a penalty of up to $25,000 per day may be assessed.

     FDIC insurance may be terminated upon a finding that an insured institution is engaging in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable laws, regulation or order of or condition imposed by the FDIC. Upon termination, funds then on deposit continue to be insured for at least six months and up to two years and notice is provided to all depositors.

     HOLDING COMPANY REGULATION. By virtue of owning 100% of the outstanding capital stock of the Bank, the Company is a unitary savings and loan holding company under the National Housing Act, as amended by the Savings and Loan Holding Company Amendments of 1967 and FIRREA (the "Holding Company Act").

     As a savings and loan holding company, the Company is required to register with, and is subject to direct regulation by, the Director of the OTS under the Holding Company Act. There are very few limitations on unitary holding companies whose insured institution subsidiary complies with the qualified thrift lender test. The Holding Company Act does place certain restrictions on dealings between the holding company and its insured institution subsidiary. Management believes it currently complies with all such regulations.

ITEM 2.  PROPERTIES

     The Company owns a 48,800 square foot, three story building in Wayzata, Minnesota that was constructed in 1990 to its specifications and that serves as its corporate and mortgage banking headquarters as well as a retail bank. The Company also owns a 9,400 square foot single story retail banking facility in Brooklyn Center, Minnesota completed to its specifications in mid-1992. The Company acquired in September of 1993 a 6,080 square foot single story retail banking facility in St. Louis Park, Minnesota that is subject to a ground lease which expires in 2031. The Company's remaining nine retail banking facilities in the Minneapolis/St. Paul metropolitan area are leased pursuant to agreements that provide various renewal and/or purchase options. The following table presents certain information regarding leases for retail banking offices:

Retail Banking            Opening             Lease Expiration
Office Location           Date                (after renewal option)
- ---------------           ------              ----------------------

Rand Tower                June 1984           2009
St. Paul                  August 1985         2032
Ridgedale                 January 1986        2007
Edina                     June 1986           2007
Highland Park             August 1987         2012
Roseville                 December 1988       2010
Bloomington               December 1992       2001
Cub Foods Minnetonka      October 1993        2013
IDS Center                September 1993      2008

     The Company leases space for its mortgage loan offices and its mortgage loan servicing operations. These leases have generally been for terms of three to five years. The location for each of the mortgage offices is as follows:

Mortgage Office                               Lease
  Location                                    Expiration
- ---------------                               ----------

Minnesota:
   Edina                                      1998
   Minnetonka (Builder Division)              1995
   Minnetonka                                 1996
   Roseville                                  1995
   Eagan                                      1995
   Coon Rapids                                1995
   Duluth                                     1994
   St. Louis Park (Loan Servicing)            1998
Illinois:
   Oak Brook                                  1996
   Crystal Lake                               1996
   Orland Park                                1996

Indiana:
   Merrillville                               1997

Wisconsin:
   Waukesha                                   1996

     The Company also leases space for its private banking division in downtown Minneapolis which expires in 1995.

ITEM 3.        LEGAL PROCEEDINGS

          The Company is not currently engaged in any litigation. The Bank is party to various forms of litigation in the ordinary course of business, including foreclosure proceedings and various forms of consumer and employee complaints. The Company does not believe that any of such litigation is material.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

EXECUTIVE OFFICERS

     The following sets forth the Company's current executive officers:

NAME                             AGE              POSITION
- ----                             ---     ------------------------------------
James M. Burkholder              51      Chief Executive Officer,  President
                                         and Chairman of the Board of Directors
                                         of the Company and the Bank
John G. Lohmann, Jr.             54      Executive Vice President, Secretary
                                         and Director of the Company and the
                                         Bank, Chief Lending Officer of the
                                         Bank

Daniel Arrigoni                  42      Executive Vice President of the
                                         Company and the Bank
Lynn V. Bueltel                  43      Senior Vice President and Chief
                                         Financial Officer of the Company and
                                         the Bank and Treasurer of the Bank

     Mr. Burkholder has been President  and  Chief   Executive  Officer  of  the
Company   and Investors Savings Bank, F.S.B. since September 1990 and Chairman since December 1990. Mr. Burkholder was Executive Vice President and Chief Financial Officer of the Company and Investors Savings Bank, F.S.B. from 1983 to September 1990.

     Mr. Lohmann has been Executive Vice President and Secretary of the Company and Executive Vice President, Chief Lending Officer and Secretary of Investors Savings Bank, F.S.B. since 1983.

     Mr. Arrigoni has been Executive Vice President of the Company since May 1992 and Executive Vice President of the Bank since October 1, 1991. From September 1, 1986 until October 1, 1991, Mr. Arrignoi was President of the North Central Region of Margarettan Mortgage Co., Inc.

     Mr. Bueltel has been Senior Vice President of the Company since May 1992, Senior Vice President, Treasurer and Chief Financial Officer of the Bank since September 1990, and a Vice President of the Bank since June 1984.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information contained under the caption "Common Stock Data" on page 36 of the Annual Report is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The information contained under the caption "Five Year Financial Highlights" on page 35 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 16 of the Annual Report is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements and notes thereto contained on pages 17 to 34 of the Annual Report are incorporated herein by reference:

     Consolidated Statements of Earnings for the years ended December 31, 1993, December 31, 1992, and December 31, 1991.

     Consolidated Balance Sheets at December 31, 1993 and 1992

     Consolidated Statements of Stockholders' Equity for the period from January 1, 1991 to December 31, 1993

     Consolidated Statements of Cash Flows for the years ended December 31, 1993, December 31, 1992 and December 31, 1991

     Notes to Consolidated Financial Statements

     Report of KPMG Peat Marwick

The information contained under the caption "Selected Quarterly Financial Data" on page 33 of the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the heading "Election of Directors-- Nominees" of the Company's definitive proxy statement for its annual meeting of shareholders to be held May 3, 1994 (hereafter the "Proxy Statement"), is hereby incorporated by reference. Reference is also made to the information contained under the caption "Executive Officers" in part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the headings "Executive Compensation--Summary Compensation Table, --Stock Options, --Long-term Incentive Plan Awards, --Change in Control Agreements and --Employment Agreements" of the Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the heading "Election of Directors--Certain Transactions," of the Proxy Statement is hereby incorporated by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K


(a) 1.    FINANCIAL STATEMENTS

     The following financial statements and notes thereto contained on pages 17 to 34 of the Annual Report are incorporated herein by reference:

     Consolidated Statements of Earnings for the years ended December 31, 1993, December 31, 1992, and December 31, 1991

     Consolidated Balance Sheets at December 31, 1993 and 1992

     Consolidated Statements of Stockholders' Equity for the period from January 1, 1991 to December 31, 1993

     Consolidated Statements of Cash Flows for the years ended December 31, 1993, December 31, 1992 and December 31, 1991

     Notes to Consolidated Financial Statements

     Report of KPMG Peat Marwick

(a) 2.    FINANCIAL STATEMENT SCHEDULES

The schedules have been omitted because of absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3.    LISTING OF EXHIBITS

Exhibit Number Description
- -------------- -----------
     3.1 Certificate of Incorporation of Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-9554) (the "Registration Statement")).

     3.2 Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1992) (File 0-16163)).

     3.3 Charter of Investors Savings Bank, F.S.B. (the "Bank") (Incorporated by reference to Exhibit 3.2 of the Registration Statement).

     3.4 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Registration Statement).

     3.5       Restated Bylaws of the Bank (Incorporated by reference to Exhibit
               3.4 of the Registration Statement).

     3.6 Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1991).

     3.7 Certificate of Designation of Cumulative Perpetual Preferred Stock, Series 1991, of the Company (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company with the Commission on October 11, 1992 (file No. 33-42684) (hereafter "S-4 Amendment No. 1").

     3.8 Amended Certificate of Designation of Cumulative Perpetual Preferred Stock, Series 1991 (Incorporated by reference to
               Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File 0-16163)).

     3.9 Warrant Agreement dated October 15, 1991 between the Company and Norwest Bank Minnesota National Association (Incorporated by reference to Exhibit 4.7 to the S-4 Amendment No. 1).

     3.10 Specimen form of certificate for the Company's Cumulative Perpetual Preferred Stock, Series 1991 (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-A dated January 6, 1992).

     3.11 Specimen Certificate of the Company's Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 1.2 to the Company's Form 8-A dated January 6, 1992).

     3.12 Specimen Certificate for the Company's Common Stock (Incorporated by reference to exhibit 4.1 to the Registration Statement).

     3.13 Rights Agreement dated as of May 7, 1991, between the Company and Norwest Bank Minnesota National Association (Incorporated by reference to Exhibit 4 to the Company's current report on

               Form 8-K dated May 7, 1991).

     4.1 Form of Subordinated Debenture Due 1996 of the Bank (Incorporated by reference to Exhibit 4.3 to the Registration Statement).

     4.2 Stock Option Plan of the Company, as amended (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 33-12893))

     4.3       Investors Bank Corp. 1993 Stock Incentive Plan

     4.4 Form of Indemnification Agreement with Directors (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1987).

     4.5 Indenture dated as of March 21, 1989 between the Bank and First Trust National Association relating to the 12.75% Subordinated Capital Notes due 1999 (Incorporated by reference to Exhibit 4.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16163)).

     4.6 Form of 12.75% Subordinated Capital Note due 1999 of the Bank (Incorporated by reference to Exhibit 4.7 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16163)).

    10.1 Lease dated January 7, 1987 between Thomas R. Lohmann, Susan M. Lohmann and the Bank relating to the Bank's Highland Park office (Incorporated by reference to Exhibit 10.14 of the Exchange Statement).

    10.2 Leases dated June 3, 1988 between Pinehurst Properties, Inc. and the Bank relating to the Roseville office of the Bank and the Investors Mortgage division. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended June 30, 1988 (File No. 0-16163))

    10.3 Investors Savings 401(k) Plan Trust Agreement (1988 Restatement). (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (File No. 0-16163)).

    10.5       Deferred Compensation Plan (Incorporated by reference to Exhibit
               4.9 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989 (File No. O-16163)).

    *10.6 Restated Employment Agreement between the Company and James M. Burkholder

    *10.7 Restated Employment Agreement between the Company and John G. Lohmann, Jr.

    *10.8      Form of Severance Agreement (Incorporated by reference to Exhibit
               19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 0-16163)).

    *10.9 Restricted Stock Award Agreement dated December 31, 1992 between the Company and James M. Burkholder (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

    *10.10 Restricted Stock Award Agreement dated December 31, 1992 between the Company and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163))

    *10.11 Nonqualified Stock Option Agreement between the Company and Daniel Arrigoni (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

    *10.12 Nonqualified Stock Option Agreement between the Company and Daniel Arrigoni (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

    *10.13 Performance Bonus Policy of the Company (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

    *10.14 Restricted Stock Award Agreement dated January 4, 1994 between the Company and James M. Burkholder

    *10.15 Restricted Stock Award Agreement dated January 4, 1994 between the Company and John G. Lohmann, Jr.

    *10.16 Restricted Stock Award Agreement dated January 4, 1994 between the Company and Lynn V. Bueltel.

    11         Computation of Earnings per Common Share.

    13         Incorporated portions of Annual Report to Shareholders.

    22 Subsidiaries of the Company (Incorporated by reference to Exhibit 22 to the Registration Statement)

    24.1       Consent of KPMG Peat Marwick

 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.


(b)            REPORTS ON FORM 8-K

               None

(c) See Exhibit Index and Exhibits attached as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INVESTORS BANK CORP.


Dated: March 22, 1994                        By /s/ JAMES M. BURKHOLDER
                                               -------------------------
                                               James M. Burkholder, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                     TITLE                    DATE

/s/ JAMES M. BURKHOLDER          President, Chief Executive     March 22, 1994
- ----------------------------     Officer and Director
James M. Burkholder              (Principal Executive Officer)


/s/ JOHN  G. LOHMANN, Jr.        Executive Vice President,      March 22, 1994
- ----------------------------     Secretary and Director
John G. Lohmann, Jr.

/S/ LYNN V. BUELTEL              Senior Vice President and      March 22, 1994
- ----------------------------     Chief Financial Officer
Lynn V. Bueltel                  (principal financial and
                                 accounting officer)


/s/ E. THOMAS BINGER             Director                      March 22, 1994
- ----------------------------
E. Thomas Binger

/s/ LEONARD E. BROWN             Director                      March 22, 1994
- ----------------------------
Leonard E. Brown


/s/ GEORGE E. MAAS               Director                      March 22, 1994
- ----------------------------
George E. Maas

/s/ GRAHAM N. HEIKES             Director                      March 22, 1994
- ----------------------------
Graham N. Heikes

/s/ ALICE D. MORTENSON           Director                      March 22, 1994
- ----------------------------
Alice D. Mortenson

                              INVESTORS BANK CORP.
                           ANNUAL REPORT ON FORM 10-K

                                  EXHIBIT INDEX


EXHIBIT NUMBER DESCRIPTION                                              PAGE

        3.1 Certificate of Incorporation of Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-9554) (the "Registration Statement")).

        3.2    Certificate of Amendment to Certificate of
               Incorporation (Incorporated by reference to
               Exhibit 4.18 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1992)
               (File 0-16163)).

        3.3    Charter of Investors Savings Bank, F.S.B. (the
               "Bank") (Incorporated by reference to Exhibit 3.2 of the Registration Statement).

        3.4 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Registration Statement).

        3.5 Restated Bylaws of the Bank (Incorporated by reference to Exhibit 3.4 of the Registration
               Statement).

        3.6 Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1991).

        3.7 Certificate of Designation of Cumulative Perpetual Preferred Stock, Series 1991, of the Company (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company with the Commission on October 11, 1992 (file No. 33-42684) (hereafter "S-4 Amendment No. 1").

        3.8 Amended Certificate of Designation of Cumulative Perpetual Preferred Stock, Series 1991 (Incorporated by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File 0-16163)).

        3.9 Warrant Agreement dated October 15, 1991 between the Company and Norwest Bank Minnesota National
               Association (Incorporated by reference to Exhibit
               4.7 to the S-4 Amendment No. 1).

        3.10   Specimen form of certificate for the Company's
               Cumulative Perpetual Preferred Stock, Series 1991
               (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-A dated January 6, 1992).

        3.11   Specimen Certificate of the Company's Warrants to
               Purchase Common Stock (Incorporated by reference to Exhibit 1.2 to the Company's Form 8-A dated
               January 6, 1992).

        3.12   Specimen Certificate for the Company's Common
               Stock (Incorporated by reference to exhibit 4.1 to the Registration Statement).

        3.13 Rights Agreement dated as of May 7, 1991, between the Company and Norwest Bank Minnesota National Association (Incorporated by reference to Exhibit 4 to the Company's current report on Form 8-K dated May 7, 1991).

        4.1    Form of Subordinated Debenture Due 1996 of the
               Bank (Incorporated by reference to Exhibit 4.3 to the Registration Statement).

        4.2    Stock Option Plan of the Company, as amended
               (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File
               No. 33-12893))

        4.3    Investors Bank Corp. 1993 Stock Incentive Plan. . . . .

        4.4    Form of Indemnification Agreement with Directors
               (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1987).

        4.5 Indenture dated as of March 21, 1989 between the Bank and First Trust National Association relating to the 12.75% Subordinated Capital Notes due 1999 (Incorporated by reference to Exhibit 4.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16163)).

        4.6 Form of 12.75% Subordinated Capital Note due 1999 of the Bank (Incorporated by reference to Exhibit
               4.7 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16163)).

       10.1    Lease dated January 7, 1987 between Thomas R.
               Lohmann, Susan M. Lohmann and the Bank relating to the Bank's Highland Park office (Incorporated by reference to Exhibit 10.14 of the Exchange
               Statement).

       10.2 Leases dated June 3, 1988 between Pinehurst Properties, Inc. and the Bank relating to the Roseville office of the Bank and the Investors Mortgage division. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended June 30, 1988 (File No. 0-16163))

       10.3 Investors Savings 401(k) Plan Trust Agreement (1988 Restatement). (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (File No. 0-16163)).

       10.5 Deferred Compensation Plan (Incorporated by reference to Exhibit 4.9 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989 (File No. O-16163)).

       *10.6   Restated Employment Agreement between the Company
               and James M. Burkholder . . . . . . . . . . . . . . . .

       *10.7   Restated Employment Agreement between the Company
               and John G. Lohmann, Jr.. . . . . . . . . . . . . . . .

       *10.8 Form of Severance Agreement (Incorporated by reference to Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 0-16163)).

       *10.9 Restricted Stock Award Agreement dated December 31, 1992 between the Company and James M. Burkholder (Incorporated by reference to Exhibit
               10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

       *10.10 Restricted Stock Award Agreement dated December 31, 1992 between the Company and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163))

       *10.11 Nonqualified Stock Option Agreement between the Company and Daniel Arrigoni (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

       *10.12 Nonqualified Stock Option Agreement between the Company and Daniel Arrigoni (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

       *10.13  Performance Bonus Policy of the Company
               (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

       *10.14  Restricted Stock Award Agreement dated January 4,
               1994 between the Company and James M. Burkholder. . . .

       *10.15  Restricted Stock Award Agreement dated January 4,
               1994 between the Company and John G. Lohmann, Jr. . . .

       *10.16  Restricted Stock Award Agreement dated January 4,
               1994 between the Company and Lynn V. Bueltel. . . . . .

       11      Computation of Earnings per Common Share. . . . . . . .

       13      Incorporated portions of Annual Report to
               Shareholders. . . . . . . . . . . . . . . . . . . . . .

       22 Subsidiaries of the Company (Incorporated by reference to Exhibit 22 to the Registration
               Statement)

       24.1    Consent of KPMG Peat Marwick. . . . . . . . . . . . . .

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.