Form 10-Q
period 1994-03-31
INVESTORS BANK CORP
filed 1994-05-13
CIK 804124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) of the Securities and Exchange Act of 1934

                   For the Quarter Ended March 31, 1994
                                      OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                          Commission File No. (0-16136)

                              INVESTORS BANK CORP.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


Delaware                                               41-1566301
- - ---------------------                                  ----------
(state or other jurisdiction of                        (IRS employer
incorporation or reorganization)                       identification
                                                       number

                     200 East Lake Street, Wayzata, MN 55391
           -----------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)

                                  (612)475-8500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period and the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

          Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date:      3,425,564
at April 30, 1994.                                          ---------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                       INVESTORS BANK CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)


                                                          Three months ended
                                                               March 31
                                                      -------------------------
                                                         1994           1993
                                                      ----------     ----------

INTEREST INCOME:
  Interest on loans                                  $13,739,998   $12,710,097
  Interest on cash and investments                       646,976       539,995
  Interest and dividends on other assets                 333,772       253,825
                                                      ----------    ----------
    TOTAL INTEREST INCOME                             14,720,746    13,503,917
                                                      ----------    ----------

INTEREST EXPENSE:
  Interest on deposits                                 4,981,380     5,025,752
  Interest on borrowings                               3,225,097     2,632,939
                                                      ----------    ----------
    TOTAL INTEREST EXPENSE                             8,206,477     7,658,691
                                                      ----------    ----------

NET INTEREST INCOME                                    6,514,269     5,845,226
PROVISION FOR LOAN LOSSES                                117,800       189,300
                                                      ----------    ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            6,396,469     5,655,926

NONINTEREST INCOME:
  Mortgage banking                                     3,450,130     3,008,512
  Loan servicing fees                                  1,307,179       823,658
  Commissions on title insurance sales                   214,113        86,028
  Commissions on annuity sales                           159,911       180,057
  Other                                                  194,150       265,641
                                                      ----------    ----------
    TOTAL NONINTEREST INCOME                           5,325,483     4,363,896
                                                      ----------    ----------

NONINTEREST EXPENSE:
  Employee compensation and benefits                   4,175,268     3,302,241
  Occupancy and equipment                              1,004,849       882,208
  Advertising                                            268,318       180,000
  Federal deposit insurance premiums                     342,501       331,830
  Other                                                1,410,168     1,183,929
                                                      ----------    ----------
    TOTAL NONINTEREST EXPENSE                          7,201,104     5,880,208
                                                      ----------    ----------

EARNINGS BEFORE INCOME TAX EXPENSE AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                          4,520,848     4,139,614
INCOME TAX EXPENSE                                     1,857,266     1,658,516
                                                      ----------    ----------
EARNINGS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                    2,663,582     2,481,098
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                 125,000
                                                      ----------    ----------
NET EARNINGS                                         $ 2,663,582   $ 2,606,098
                                                      ----------    ----------
                                                      ----------    ----------
NET EARNINGS AVAILABLE FOR COMMON
  STOCKHOLDERS                                       $ 2,454,830   $ 2,364,136
                                                      ----------    ----------
                                                      ----------    ----------

EARNINGS PER COMMON SHARE:
  BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE            $0.66         $0.63
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    0.00          0.03
                                                            ----          ----
  NET EARNINGS                                             $0.66         $0.66
                                                           -----         -----
                                                           -----         -----

AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES                                    3,734,945     3,591,203
                                                      ----------    ----------
                                                      ----------    ----------



                 See Notes to Consolidated Financial Statements

                       INVESTORS BANK CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                  March 31,        December 31,
                                                    1994               1993
                                                ------------       ------------

ASSETS

  Cash and cash                              $    61,922,829   $    58,314,515
  Investment securities                           29,283,335        27,778,989
  Mortgage loans held for sale                    51,961,599        88,351,696
  Mortgage loans                                 715,383,116       698,895,887
  Consumer loans                                  95,764,147        91,124,400
  Federal Home Loan Bank stock                    16,250,000        16,250,000
  Capitalized servicing rights                     4,164,682         4,425,281
  Office properties and equipment                 16,392,707        15,731,333
  Accrued interest receivable                      3,971,490         3,653,453
  Foreclosed real estate                           6,221,825         6,674,799
  Other assets                                     9,395,626         5,884,713
                                              --------------    --------------
TOTAL ASSETS                                 $ 1,010,711,356   $ 1,017,085,066
                                              --------------    --------------
                                              --------------    --------------


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Deposits                                   $   609,848,290   $   603,412,708
  Notes payable                                  310,000,000       325,000,000
  Advances and loan payments from
    borrowers held under escrow                    9,033,234         8,409,797
  Income taxes                                       960,533           549,263
  Subordinated debt                               25,800,000        25,800,000
  Other liabilities                                5,151,664         6,760,035
                                              --------------    --------------
    TOTAL LIABILITIES                            960,793,721       969,931,803
                                              --------------    --------------

STOCKHOLDERS' EQUITY:
  Preferred stock                                      3,036             3,036
  Common stock                                        34,256            33,255
  Additional paid-in capital                      20,343,657        19,111,504
  Unamortized restricted stock                    (1,171,230)         (675,808)
  Retained earnings                               30,707,916        28,681,276
                                              --------------    --------------
    TOTAL STOCKHOLDERS' EQUITY                    49,917,635        47,153,263
                                              --------------    --------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                       $ 1,010,711,356   $ 1,017,085,066
                                              --------------    --------------
                                              --------------    --------------



                 See Notes to Consolidated Financial Statements

                       INVESTORS BANK CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                          Three months ended
                                                               March 31
                                                      -------------------------
                                                         1994           1993
                                                      ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                        $  2,663,582  $  2,606,098
Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
    Depreciation and amortization                        549,105       726,220
    Amortization of deferred loan fees and discounts    (414,791)     (417,413)
    Gain on sales of loan servicing rights            (1,800,501)   (1,773,803)
    Proceeds from sales of loan servicing rights       2,481,712     2,560,729
    Gain on sales of mortgage loans                   (1,509,426)   (1,143,145)
    Provision for loan and real estate losses            108,711       189,300
    Prepaid income taxes                                 184,074       119,307
    Change in:
      Capitalized servicing rights                      (649,561)     (358,118)
      Accrued interest receivable                       (318,037)     (191,915)
      Interest payable on deposit accounts               552,300         7,185
      Mortgage loans held for sale                    37,899,523   (11,641,385)
      Other, net                                      (4,824,010)   (1,939,147)
                                                      ----------    ----------
      NET CASH PROVIDED (USED) BY
       OPERATING ACTIVITIES                           34,922,681   (11,256,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans                              (20,829,985)  (25,409,005)
  Purchase of investment securities                   (2,604,346)   (1,667,617)
  Maturities of investment securities                  1,100,000     1,250,000
  Sale of foreclosed real estate                         462,063     1,150,289
  Increase in office properties and equipment           (981,530)     (163,447)
                                                      ----------    ----------
      NET CASH USED BY INVESTING ACTIVITIES          (22,853,798)  (24,839,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             5,883,282    24,638,664
  Proceeds from FHLB advances                         90,000,000    75,000,000
  Repayment of FHLB advances                        (105,000,000)  (82,000,000)
  Net proceeds from common stock transactions            669,654        63,838
  Dividends on preferred stock                          (208,752)     (241,963)
  Dividends on common stock                             (428,190)     (308,418)
  Net increase in advances and loan payments
    from borrowers held under escrow                     623,437     4,299,137
                                                      ----------    ----------
      NET CASH PROVIDED (USED) BY
       FINANCING ACTIVITIES                           (8,460,569)   21,451,258
                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   3,608,314   (14,644,609)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      58,314,515    40,179,006
                                                      ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $61,922,829   $25,534,397
                                                      ----------    ----------
                                                      ----------    ----------

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                          $7,730,596    $7,543,179
    Income taxes                                         965,000     2,730,000

  Noncash transfer of loans to foreclosed real estate          0       532,247



                 See Notes to Consolidated Financial Statements.

                              INVESTORS BANK CORP.
                                 AND SUBSIDIARY


                   Notes to Consolidated Financial Statements
                                  (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Investors Bank Corp., a Delaware corporation (the "Company") and its wholly owned subsidiary Investors Savings Bank, F.S.B. (the "Bank"), a federally chartered savings bank with deposits insured by the Federal Deposit Insurance Corporation
(FDIC) through the Savings Association Insurance Fund (SAIF). The statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows. The data presented herein is unaudited, but in the opinion of management of the Company, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position of the Company and its subsidiary and the results of their operations and cash flows. The Company believes such presentation of the financial position is adequate to make the information presented not misleading. Results for the interim periods are not necessarily indicative of results for the entire year.


NOTE 2.   INVESTMENT SECURITIES

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY Securities, as of January 1, 1994. Under SFAS No. 115, the Company must classify its debt and marketable equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities available for sale include securities that management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rate, changes in prepayment risk, the need to increase regulatory capital, or similar factors. The Company has the ability and intent to hold its securities to maturity. Accordingly, there are no securities held in a trading account or available for sale and the adoption of SFAS No. 115 had no impact on the Company's consolidated financial statements as of January 1, 1994.

NOTE 3. IMPAIRED LOANS

     The Company adopted the provisions of SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, as of January 1, 1994. SFAS No. 114 specifies how reserves for losses related to "impaired" loans should be measured. A loan is considered impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company will measure the amount of impairment based on the present value of expected future cash flows, the loan's observable market price or the fair value of any collateral. If foreclosure is probable, the Company shall measure impairment based on the fair value of the collateral. SFAS No. 114 does not apply to large groups of small balance, homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS No. 114 had no effect on the consolidated financial statements as of January 1, 1994.

NOTE 4. RESERVES FOR LOAN LOSSES

     Included in mortgage loans are reserves for losses of $2,524,136 and $2,414,254 at March 31, 1994 and December 31, 1993, respectively. Included in consumer loans are reserves for losses of $569,173 and $566,332 at March 31, 1994 and December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Investors Bank Corp.'s (the Company) net earnings increased 2% to $2.7 million for the three months ended March 31, 1994 from the same period last year. Net earnings available for common shareholders were $2.5 million compared to $2.4 million for the March 1993 quarter. Earnings per common share before the cumulative effect of an accounting change were $.66 compared to $.63 in the 1993 first quarter. The March 1993 total earnings per common share of $.66 included $.03 from recognition of the cumulative effect of a change in accounting method to comply with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". The increase in operating earnings in the 1994 first quarter was the result of higher net interest income and noninterest income partially offset by greater noninterest expenses.

     Net interest income for the quarter ended March 31, 1994 was $6.5 million, up 11% from $5.8 million in the 1993 first quarter. The increase resulted from growth in interest-earning assets, which grew 22% to an average of $926 million during the quarter, up from $758 million in the year ago period. During the latter part of 1993 and into 1994, the Company's mortgage banking operation originated significant amounts of adjustable rate mortgage (ARM) loans which the Company retains in its portfolio. Interest-earning assets were also increased to a lesser extent by growth in consumer loans, primarily home equity loans, due to continuing efforts by the Company to generate these types of assets. The current interest rate environment supports demand for ARM loans and the Company expects additional growth in ARMs and total interest-earning assets in the next few months.

     The increased net interest income resulting from the growth in interest-earning assets was partially offset by a decline in the interest rate spread from 2.84% in the first quarter of 1993 to 2.54% in the first quarter of 1994. Although market rates did not change substantially during the latter part of 1993 and rose during the first quarter of 1994, asset yields and liability costs declined between periods. Asset yields declined 77 basis points reflecting the repricing of ARM loans indexed to market rates, the payoff of higher yielding ARM loans and the addition of new ARM loans at lower initial yields. Liability costs declined 47 basis points as significant amounts of market rate accounts, certificates of deposit and FHLB advances repriced at lower rates than a year ago. The net interest margin declined 26 basis points, from 3.04% to 2.78%, as the factors affecting the interest rate spread had a similar effect on the margin. The Company expects increases in its spread and margin during the remaining quarters in 1994 as a result of the recent increase in market rates. Asset yields, especially on significant amounts of ARM loans which reprice based on the one year Treasury bill rate and consumer loans which reprice with changes in the prime rate, will be repricing upward but the Company's market place has not increased deposit rates as rapidly.

     The provision for loan losses was $118 thousand for the March 1994 quarter compared to $189 thousand for the same quarter a year ago. Based on management's review of the loan portfolio, the 1994 provision was required only to increase general reserves to compensate for the Company's loan growth.

     Noninterest income for the 1994 first quarter increased 22% to $5.3 million from $4.4 million a year ago. Mortgage banking income, which includes gain on sale of mortgage loans and gain on sale of loan servicing rights, increased 15% to $3.5 million and loan servicing fees were up 59% to $1.3 million.

     The gain on sales of mortgage loans was $1.5 million for the March 1994 quarter, a 32% increase from the gain of $1.1 million for the same period last year. The increase resulted primarily from a 25% increase in the amount of loans sold to $182 million.

     Gain on sales of loan servicing rights was $1.8 million in both the 1994 and 1993 first quarters. Although $164 million in servicing rights were sold in the 1994 quarter, an 18% increase, market pricing was less favorable.

     While the Company's strategy is to continue generating mortgage banking income, the amounts of such income are affected by factors such as market pricing, general demand for mortgage products, and the competitive environment in the markets in which it originates mortgages. Because of the recent increase in market interest rates, mortgage refinancing activity has declined significantly and has reduced the amount of loans generated by the Company's mortgage banking activity. As a result, the Company expects reduced gross additions to its portfolio of loans serviced for others.

     The Company's servicing fee income was $1.3 million in the March 1994 quarter, up 59% from $824 thousand in the March 1993 quarter. Between quarters the average loans serviced for others increased 34% to $1.3 billion as the Company continued its strategy of retaining a portion of the servicing rights on loans generated by its mortgage banking activities. In addition, while the March 1993 quarter servicing fee income was reduced by a $203 thousand charge reflecting higher than normal prepayments, no such reduction was necessary in the March 1994 quarter. As a result of the reduced mortgage refinancing activity, the Company does not expect a high level of prepayments during 1994.

     The other categories of noninterest income increased 7% to $568 thousand compared to $532 thousand in the same quarter last year. The Company's growing title insurance business contributed to the additional income.

     Noninterest expense was $7.2 million, a 22% increase compared to the same period last year. Approximately two-thirds of the increase was in employee compensation and benefits which were up primarily due to increased staffing required for three new retail bank offices and two new mortgage production offices opened in the latter part of 1993 and early 1994. Staff was also added to support growth in consumer lending, mortgage loan servicing and marketing. Occupancy and equipment increased $123 thousand due to the costs of the new banking and mortgage offices, relocating of the mortgage loan servicing group and equipment to support expansion. Advertising increased by $88 thousand because of significantly greater newspaper advertising to promote new products and increased use of "point-of-sale" promotional materials. Federal deposit insurance premiums increased $11 thousand because of increased deposits. The Company expects that its deposit insurance premium rate will remain at 23 basis points during 1994. Other noninterest expenses increased $226 thousand and included greater data processing fees, supplies and other costs associated with Company's growth and increased business activity.

FINANCIAL CONDITION

     Total assets of the Company were $1.0 billion at March 31, 1994, which was the same level as at December 31, 1993. However, there was some realignment of interest-earning assets during the quarter. Chief among these was a decline of $36 million in mortgage loans held for sale as the Company's mortgage production pace slowed reflecting the significant decline in refinancing activity. Funds provided by this reduction were used to increase loans by $21 million. Of the increase, $16 million was in ARM loans and $5 million in consumer home equity loans. Funds were also supplied by a $6 million increase in deposits which were generated by new retail bank offices opened in late 1993. Funds were applied to reduce FHLB advances by $15 million. Maximum advances from the FHLB during the quarter were $325 million and were incurred during the initial part of January, 1994. The current market interest rate environment has increased demand for the Company's ARM loan products and the Company expects increases during the next few months in its ARM portfolio. While the Company continues to promote its deposit products and expects deposit growth from its new offices, it plans to continue using advances from the FHLB as a funding source when necessary.

     Nonperforming assets were $8.3 million at March 31, 1994, down slightly from $8.6 million at December 31, 1993. The decline was primarily in foreclosed residential real estate from sale of a large property. Approximately $4.8 million of the total nonperforming assets is commercial real estate and the Company expects to reduce this amount through sales during 1994.

     The Company intends to support the Bank's efforts to maintain a capital level adequate to support its projected growth as well as maintain its "well capitalized" status. Approximately $3.5 million in funds attained during the $23 million December 1992 subordinated debt offering remains in the parent company and is available for future capital needs.

     At March 31, 1994, the Bank met each of the three regulatory capital standards to continue to be classified as a "well capitalized" institution. The following is a summary of the Bank's capital position:



     Tier 1 leverage (core) capital standard:
          Adjusted total assets                             $1,008,969,479
          Tier 1 capital                                        66,776,548
          Tier 1 capital ratio                                        6.62%

     Tier 1 risk based capital standard:
          Risk adjusted total assets                          $591,944,856
          Tier 1 capital                                        66,776,548
          Tier 1 risk based capital ratio                            11.28%

     Risk based capital standard:
          Risk adjusted assets                                $591,944,856
          Risk based capital                                    69,740,700
          Risk based capital ratio                                   11.78%


     Management believes the Bank will continue to meet all three "well capitalized" standards in 1994.

     In 1993, the Office of Thrift Supervision (OTS) issued its final regulations on interest rate risk. Under this rule, effective January 1, 1994, institutions deemed to have an "above normal" level of interest rate risk as calculated by the OTS based on quarterly reports submitted by the Bank are subject to a capital charge and must deduct a portion of that risk from total risk based regulatory capital. At December 31, 1993, the Bank's required risk based regulatory capital was not impacted by the interest rate risk rule. While the Bank has not yet been notified by the OTS as to the impact of the rule on its March 31, 1994 risk based capital, management does not believe the Bank will be impacted by this rule during 1994.

                                    PART II.



ITEM 2.   CHANGES IN SECURITIES

     On May 3, 1994, the shareholders of the Company adopted an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 5,000,000 shares to 10,000,000 shares.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of Investors Bank Corp. was held at 3:30 p.m. on Tuesday, May 3, 1994. Shareholders holding 3,026,530 shares, or approximately 88% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

     a.   Election of Directors

          The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1997 or until such time as a successor may be elected:

                                                      TABULATION OF VOTES
                                                 -----------------------------
                                                    FOR            WITHHELD
                                                 ---------        -----------

          James M. Burkholder                    2,956,835           69,695

          Leonard E. Brown                       2,922,436          104,094

     b.   Amendment to Certificate of Incorporation

          Shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 5,000,000 to 10,000,000 by a vote of 2,933,031 shares, or 86%, in favor, 85,142 shares against, 6,925 shares abstained, and 1,432 shares not voted.

     c.   Approval of 1993 Stock Incentive Plan

          Shareholders approved the Investors Bank Corp. 1993 Stock Incentive Plan, pursuant to which the Company may issue stock options, restricted stock, stock appreciation rights, dividend rights and other stock based incentives to employees, and which provides for formula grants to nonemployee directors of options to purchase 2,666 shares annually and eliminates further authorization under existing plans, by a vote of 2,127,258 shares, or 62%, in favor, 154,353 shares against, 12,670 shares abstained, and 732,249 shares not voted.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          4.1   Certificate of Amendment to Certificate of Incorporation
          11.   Computation of Earnings per Share

                                     SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INVESTORS BANK CORP.




                                /s/ JAMES M. BURKHOLDER
                                -----------------------
                                James M. Burkholder
                                President
                                Chief Executive Officer




Dated:    May 12, 1994
     -----------------------