Form 10-Q
period 1994-06-30
INVESTORS BANK CORP
filed 1994-08-12
CIK 804124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    of the Securities and Exchange Act of 1934

                       For the Quarter Ended June 30, 1994
                                       OR

             [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     of the Securities Exchange Act of 1934

                 For the transition period from ______ to _____

                          Commission File No. (0-16163)

                              INVESTORS BANK CORP.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


Delaware                                                              41-1566301
- - ----------------                                                      ----------
(state or other jurisdiction of                                    (IRS employer
incorporation or reorganization)                                  identification
                                                                         number)

                     200 East Lake Street, Wayzata, MN 55391
           ----------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)

                                 (612) 475-8500
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period and the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ----      ----

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,490,406 at July
31, 1994.                                                   ---------


                                                   PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                                 INVESTORS BANK CORP. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF EARNINGS

                                                             (Unaudited)


                                                                 Three months ended                 Six months ended
                                                                      June 30                            June 30
                                                                -----------------------         --------------------------
                                                                1994           1993                1994           1993
                                                             -----------    -----------         -----------    -----------

INTEREST INCOME:
    Interest on loans                                       $ 14,373,845   $ 13,678,163        $ 28,113,843   $ 26,388,260
    Interest on cash and investments                             580,889        605,241           1,227,865      1,145,236
    Interest and dividends on other assets                       335,221        263,173             668,993        516,998
                                                             -----------    -----------         -----------    -----------
        TOTAL INTEREST INCOME                                 15,289,955     14,546,577          30,010,701     28,050,494
                                                             -----------    -----------         -----------    -----------

INTEREST EXPENSE:
    Interest on deposits                                       5,343,150      4,861,675          10,324,530      9,887,427
    Interest on borrowings                                     3,415,721      3,137,594           6,640,818      5,770,533
                                                             -----------    -----------         -----------    -----------
        TOTAL INTEREST EXPENSE                                 8,758,871      7,999,269          16,965,348     15,657,960
                                                             -----------    -----------         -----------    -----------

NET INTEREST INCOME                                            6,531,084      6,547,308          13,045,353     12,392,534
PROVISION FOR LOAN LOSSES                                        106,000        171,025             223,800        360,325
                                                             -----------    -----------         -----------    -----------

NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                 6,425,084      6,376,283          12,821,553     12,032,209

NONINTEREST INCOME:
    Mortgage banking                                           2,742,574      2,987,269           6,192,704      5,995,781
    Loan servicing fees                                        1,308,009        567,898           2,615,188      1,391,556
    Commissions on title insurance sales                          89,058        269,721             303,171        355,749
    Commissions on annuity sales                                 189,481        148,163             349,392        328,220
    Other                                                        306,138        195,450             500,288        461,091
                                                             -----------    -----------         -----------    -----------
        TOTAL NONINTEREST INCOME                               4,635,260      4,168,501           9,960,743      8,532,397
                                                             -----------    -----------         -----------    -----------

NONINTEREST EXPENSE:
    Employee compensation and benefits                         3,777,112      3,784,880           7,952,380      7,087,121
    Occupancy and equipment                                      990,710        909,862           1,995,559      1,792,070
    Advertising                                                  352,310        305,690             620,628        485,690
    Federal deposit insurance premiums                           342,501        255,255             685,002        587,085
    Other                                                      1,424,494      1,214,956           2,834,662      2,398,885
                                                             -----------    -----------         -----------    -----------
        TOTAL NONINTEREST EXPENSE                              6,887,127      6,470,643          14,088,231     12,350,851
                                                             -----------    -----------         -----------    -----------

EARNINGS BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       4,173,217      4,074,141           8,694,065      8,213,755
INCOME TAX EXPENSE                                             1,724,258      1,633,915           3,581,524      3,292,431
                                                             -----------    -----------         -----------    -----------
NET EARNINGS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                            2,448,959      2,440,226           5,112,541      4,921,324
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                                             125,000
                                                             -----------    -----------         -----------    -----------

NET EARNINGS                                                $  2,448,959   $  2,440,226        $  5,112,541   $  5,046,324
                                                             -----------    -----------         -----------    -----------
                                                             -----------    -----------         -----------    -----------

NET EARNINGS AVAILABLE FOR COMMON
    STOCKHOLDERS                                            $  2,240,206   $  2,198,262        $  4,695,036   $  4,562,398
                                                             -----------    -----------         -----------    -----------
                                                             -----------    -----------         -----------    -----------

EARNINGS PER COMMON SHARE:
    BEFORE CUMULATIVE EFFECT OF
        ACCOUNTING CHANGE                                          $0.60          $0.61               $1.26          $1.23
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          0.00           0.00                0.00           0.03
                                                                    ----           ----                ----           ----
    NET EARNINGS                                                   $0.60          $0.61               $1.26          $1.26
                                                                   -----          -----               -----          -----
                                                                   -----          -----               -----          -----

AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES                                          3,726,339      3,626,563           3,731,568      3,612,795
                                                             -----------    -----------         -----------    -----------
                                                             -----------    -----------         -----------    -----------


                                           See Notes to Consolidated Financial Statements



                                         INVESTORS BANK CORP. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)


                                                      June 30,                December 31,
                                                        1994                      1993
                                                   --------------            -------------

ASSETS

    Cash and cash equivalents                     $    18,323,100           $   58,314,515
    Investment securities                              27,995,403               27,778,989
    Mortgage loans held for sale                       43,104,203               88,351,696
    Mortgage loans                                    768,185,387              698,895,887
    Consumer loans                                    106,460,479               91,124,400
    Federal Home Loan Bank stock                       16,250,000               16,250,000
    Capitalized servicing rights                        4,132,887                4,425,281
    Office properties and equipment                    16,273,256               15,731,333
    Accrued interest receivable                         4,379,947                3,653,453
    Foreclosed real estate                              5,168,301                6,674,799
    Prepaid income taxes                                  632,810
    Other assets                                        7,360,477                5,884,713
                                                   --------------            -------------

TOTAL ASSETS                                      $ 1,018,266,250           $ 1,017,085,06
                                                   --------------            -------------
                                                   --------------            -------------




LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Deposits                                      $   621,212,556           $  603,412,708
    Notes payable                                     310,000,000              325,000,000
    Advances and loan payments from borrowers
        held under escrow                               5,472,245                8,409,797
    Income taxes payable                                                           549,263
    Subordinated debt                                  23,391,000               25,800,000
    Other liabilities                                   6,089,680                6,760,035
                                                   --------------            -------------

          TOTAL LIABILITIES                           966,165,481              969,931,803
                                                   --------------            -------------

STOCKHOLDERS' EQUITY:
    Preferred stock                                         3,036                    3,036
    Common stock                                           34,902                   33,255
    Additional paid-in capital                         20,650,481               19,111,504
    Unamortized restricted stock                       (1,103,153)                (675,808)
    Retained earnings                                  32,515,503               28,681,276
                                                   --------------            -------------

      TOTAL STOCKHOLDERS' EQUITY                       52,100,769               47,153,263
                                                   --------------            -------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $ 1,018,266,250           $1,017,085,066
                                                   --------------            --------------
                                                   --------------            -------------



                                           See Notes to Consolidated Financial Statements



                                         INVESTORS BANK CORP. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


                                                                             Six months ended June 30
                                                                 -------------------------------------------
                                                                           1994                     1993
                                                                 ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                            $5,112,541               $5,046,324
Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                        1,013,186                1,678,673
    Amortization of deferred loan fees and discounts                      (816,140)                (853,125)
    Gain on sales of loan servicing rights                              (3,564,651)              (1,773,803)
    Proceeds from sales of loan servicing rights                         5,252,131                2,560,729
    Gain on sales of mortgage loans                                     (2,313,276)              (3,941,035)
    Provision for loan and real estate losses                              232,696                  428,500
    Prepaid income taxes                                                   236,690                  150,226
    Change in:
      Capitalized servicing rights                                      (1,799,863)              (1,054,701)
      Accrued interest receivable                                         (726,494)                (320,342)
      Interest payable on deposit accounts                                 810,405                 (228,554)
      Mortgage loans held for sale                                      47,560,769              (31,814,212)
      Other, net                                                        (3,428,728)              (1,266,538)
                                                                 ------------------       ------------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  47,569,266              (31,387,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans                                                (84,412,854)             (79,945,479)
  Purchase of investment securities                                     (3,276,413)              (5,675,807)
  Maturities of investment securities                                    3,060,000                3,225,000
  Purchase of FHLB stock                                                                         (1,588,000)
  Sale of foreclosed real estate                                         1,877,217                2,070,813
  Increase in office properties and equipment                           (1,150,332)                (561,706)
                                                                 ------------------       ------------------
      NET CASH USED BY INVESTING ACTIVITIES                            (83,902,382)             (82,475,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                              16,989,443               35,212,947
  Proceeds from FHLB advances                                          165,000,000              232,000,000
  Repayment of FHLB advances                                          (180,000,000)            (182,000,000)
  Redemption of subordinated capital notes                              (2,409,000)
  Net proceeds from common stock transactions                              977,124                   85,653
  Dividends on preferred stock                                            (417,505)                (483,926)
  Dividends on common stock                                               (860,809)                (617,284)
  Net increase (decrease) in advances and loan payments
    from borrowers held under escrow                                    (2,937,552)                 987,952
                                                                 ------------------       ------------------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  (3,658,299)              85,185,342
                                                                 ------------------       ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (39,991,415)             (28,677,695)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        58,314,515               40,179,006
                                                                 ------------------       ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $18,323,100              $11,501,311
                                                                 ------------------       ------------------
                                                                 ------------------       ------------------


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                                           $16,235,310              $15,686,372
    Income taxes                                                         4,037,000                4,185,000

  Noncash transfer of loans to foreclosed real estate                      379,615                  939,248


                                           See Notes to Consolidated Financial Statements.


                              INVESTORS BANK CORP.
                                 AND SUBSIDIARY



                   Notes to Consolidated Financial Statements
                                   (Unaudited)




NOTE 1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Investors Bank Corp., a Delaware corporation (the Company) and its wholly owned subsidiary Investors Savings Bank, F.S.B. (the Bank), a federally chartered savings bank with deposits insured by the Federal Deposit Insurance Corporation (FDIC) through the Savings Association Insurance Fund. The statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows. The data presented herein is unaudited, but in the opinion of management of the Company, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position of the Company and its subsidiary and the results of their operations and cash flows. The Company believes such presentation of the financial position is adequate to make the information presented not misleading. Results for the interim periods are not necessarily indicative of results for the entire year.

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

NOTE 3. IMPAIRED LOANS

     The Company adopted the provisions of SFAS No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN", as of January 1, 1994. SFAS No. 114 specifies how reserves for losses related to "impaired" loans should be measured. A loan is considered impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company will measure the amount of impairment based on the present value of expected future cash flows, the loan's observable market price or the fair value of any collateral. If foreclosure is probable, the Company shall measure impairment based on the fair value of the collateral. SFAS No. 114 does not apply to large groups of small balance, homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS No. 114 had no effect on the consolidated financial statements as of January 1, 1994.

NOTE 4. RESERVES FOR LOAN LOSSES

     Included in mortgage loans are reserves for losses of $2,741,114 and $2,414,254 at June 30, 1994 and December 31, 1993, respectively. Included in consumer loans are reserves for losses of $457,224 and $566,332 at June 30, 1994 and December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Investors Bank Corp.'s (the Company) net earnings were $2.4 million for the three months ended June 30, 1994. Net earnings were also $2.4 million for the second quarter of 1993. Net earnings for common shareholders were $2.2 million for both the 1994 and 1993 second quarter. Earnings per share were $.60 for the 1994 second quarter compared to $.61 per share on 100 thousand fewer average outstanding shares in the same quarter of 1993. For the first six months of 1994, the Company's net earnings before cumulative effect of accounting change were $5.1 million, a 4% increase from the $4.9 million for the same period in 1993. Earnings per share were $1.26 for both six month periods. The 1993 period included $.03 per share from recognition of the cumulative effect of a change in accounting method to comply with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Comparing the second quarters of 1994 and 1993, an increase in noninterest income in the 1994 quarter was offset by increases in noninterest expenses. For the six month periods ending June 30, 1994 and 1993, net interest income and noninterest income both increased and were only partially offset by increased noninterest expense.

     Net interest income for the second quarters of 1994 and 1993 was approximately equal at $6.5 million despite a 12% increase in average interest-earning assets to $936 million from $837 million. The additional interest income generated by the larger amount of interest-earning assets in the 1994 quarter was offset by a decline in the interest margin from 3.12% in the 1993 quarter to 2.78% in the 1994 quarter. For the six months ended June 30, 1994, net interest income was $13.0 million, up 5% from the same period in 1993. Average interest-earning assets increased 17% to $931 million for the first six months of 1994 compared to $798 million for the same period in 1993. The additional interest income generated by the increased average interest-earning assets was more than enough to offset the decline in interest margin from 3.08% to 2.78% between the 1993 and 1994 periods.

     Growth in average interest-earning assets was due primarily to increases in adjustable rate mortgage loans (ARMs) and consumer loans partially offset by a reduction in mortgage loans held for sale. The Company's mortgage banking operation originated significant amounts of ARMs in the latter months of 1993 and during the first six months of 1994 because of increased demand for these products. The demand for ARM loans increased more significantly in 1994 as interest rates on fixed rate long term mortgages increased. The Company's average ARM portfolio increased $123 million to $691 million between the second quarters of 1993 and 1994. Between the same periods, average consumer home equity loans increased $26 million through promotional efforts by the Company. Offsetting a portion of the ARM and consumer loan growth was a drop in average mortgage loans held for sale of $48 million. The current interest rate environment supports demand for ARM loans and the Company expects additional growth in ARMs in the next few months as well as continued growth in consumer loans from planned promotional efforts.

     Reductions in net interest margins between the second quarter and first six months of 1993 and the same periods in 1994 were caused primarily by significant drops in the yields on interest-earning assets. Asset yields declined 41 basis points between the second quarters of 1993 and 1994 and 59 basis points between the same six month periods, reflecting the repricing of ARM loans indexed to market rates, the payoff of higher yielding ARM loans and the addition of new ARM loans at lower initial yields. The Company believes this trend has stopped and that ARM yields will begin to climb as they reprice upward due to the increase in market rates during the first two quarters of 1994. Liability costs declined 7 basis points between the 1993 and 1994 second quarters and 27 basis points between the first six month periods of 1993 and 1994. Between the six month periods, deposit costs declined 28 basis points and Federal Home Loan Bank
(FHLB) advance costs were 10 basis points less as both repriced at lower rates. However, this trend also has moderated. Between the second quarters of 1993 and 1994, deposit costs declined 15 basis points but FHLB advances increased 31 basis points. The Company's FHLB advances generally reprice more rapidly than deposits. Overall, the Company expects moderate increases during the remainder of 1994 in its spread and margin as a result of recent increases in market interest rates.

     The provision for loan losses was $106 thousand in the second quarter of 1994 compared to $171 thousand for the same quarter a year ago. For the six months ended June 30, 1994 and 1993, the provisions were $224 thousand and $360 thousand, respectively. Based on management's review of the loan portfolio, the 1994 provisions were required only to increase general reserves to accommodate for the Company's loan growth.

     Noninterest income for the 1994 second quarter increased 11% to $4.6 million from $4.2 million in the year ago quarter. For the six months ended June 30, 1994 noninterest income was $10.0 million, a 17% increase from the $8.5 million for the first six months of 1993. The increases for both periods resulted primarily from increased loan servicing fee income.

     Mortgage banking, the most significant source of noninterest income, decreased 8% between the June quarters to $2.7 million, but was up 3% to $6.2 million for the first six months of 1994 compared to the same period last year. Mortgage banking income consists primarily of gain on sale of mortgage loans and gain on sale of loan servicing rights.

     Gain on sales of mortgage loans declined substantially to $804 thousand in the 1994 second quarter from $2.8 million in the 1993 second quarter. For the first six months of 1994 the gain on sales of mortgage loans was $2.3 million compared to $3.9 million for the same 1993 period. The decreases in income reflect the significantly reduced amounts of mortgage loans sold in the 1994 periods which in turn result from reduced mortgage originations as market interest rates have risen since 1993. In addition, pricing gains on refinanced loans were significantly higher for the prior year periods.

     To compensate for the reduced income from gain on sales of mortgage loans, the Company sold increased amounts of loan servicing rights. While no loan servicing rights were sold in the second quarter of 1993, the Company sold $178 million in servicing rights during the 1994 second quarter for a gain of $1.8 million. For the first six months of 1994, the Company generated income of $3.6 million on the sales of $342 million in servicing rights compared to income of $1.8 million on sales of $139 million in the first six months of 1993. Although the Company has sold more servicing rights in 1994, market pricing for these rights has been less favorable than in 1993.

     While the Company's strategy is to continue generating mortgage banking income, the amounts of such income are affected by external factors such as market pricing, general demand for mortgage products and the competitive environment in the markets in which it originates mortgages. Because of the increase in market interest rates in 1994, mortgage refinancing activity has declined to a very low level and has significantly reduced the amount of loans generated by the Company's mortgage banking activity. As a result, the Company expects reduced amounts of sales of mortgage loans and reduced gross additions to its portfolio of loans serviced for others.

     The Company's servicing fee income was $1.3 million in the June 1994 quarter compared to $568 thousand in the June 1993 quarter. The increase results both from a 21% increase in average loans serviced for others to $1.3 billion and elimination of the need to adjust servicing fee income for higher than anticipated prepayments. In the June 1993 quarter servicing fee income was reduced $414 thousand by such adjustments. Servicing fee income for the first six months of 1994 was $2.6 million, an 88% increase from the $1.4 million of servicing fee income in the first six months of 1993. Between these periods, average loans serviced for others increased 27%. The 1993 servicing fee income was adjusted by $617 thousand for higher than anticipated prepayments. Because of the significantly reduced mortgage refinancing activity in 1994, the Company does not anticipate that significant adjustments to its servicing fee income will be required during 1994. Because of the continued sales of loan servicing rights and the reduced level of mortgage originations, the Company does not expect the portfolio of loans serviced for others to increase during the last half of 1994.

     The other categories of noninterest income declined in total 5% to $585 thousand in the 1994 second quarter. Income from commissions on title insurance sales was reduced because of the Company's reduced mortgage originations. For the first six months of 1994, the other categories of noninterest income were $1.2 million, almost the same as for the 1993 period, as slight reductions in title insurance commission were offset by slight increases in annuity sales and other income.

     Noninterest expense was $6.9 million for the June 1994 quarter, a 6% increase compared to the same quarter last year. Employee compensation and benefits were almost the same between quarters as the cost of staff added to support new banking offices was offset by staff reductions in the mortgage banking operation. Occupancy and equipment increased $81 thousand from the costs of three banking offices opened in late 1993 and a new mortgage banking office opened in early 1994. Advertising increased $47 thousand from greater promotional efforts. The Federal deposit insurance premium expense was $87 thousand greater in the 1994 quarter because the 1993 quarter benefited from a $75 thousand refund from the FDIC. The Company expects that its deposit insurance premium rate will remain at 23 basis points for the remainder of 1994. Other expenses were $210 thousand higher because of increased data processing expenses and greater than normal foreclosure expenses on commercial real estate.

FINANCIAL CONDITION

     Total assets of the Company were $1.0 billion at June 30, 1994, which was the same level as at December 31, 1993. Cash and cash equivalents declined $40 million reflecting reduced liquidity levels at June 30, 1994. During the six months ended June 30, 1994, $48 million was provided by operating activities primarily by the reduction in mortgage loans held for sale which in turn was the result of reduced mortgage banking originations. Cash was applied in investing activities to fund an $84 million increase in loans. Of the increase, $69 million was in ARM loans and $15 million was in consumer home equity loans. Financing activities used a net $4 million in cash. FHLB advances were reduced by $15 million. Maximum FHLB borrowings were $325 million during the period and were incurred during January 1994. Deposits increased by $17 million primarily in certificates of deposits as customers responded to promotional efforts. As part of its continuing effort to increase deposits, the Company has acquired land in the St. Paul area and plans to build and open a branch in late 1994 or early 1995. Additional cash was used to repay $2.4 million in subordinated notes prior to its original maturity. The current market interest rate environment has increased demand for the Company's ARM loan products and the Company expects increases during the next few months in its ARM portfolio. While the Company continues to promote its deposit products and expects deposit growth from its twelve existing offices, it plans to continue using advances from the FHLB as a funding source when necessary.

     Nonperforming assets were $6.2 million at June 30, 1994, down from $8.6 million at December 31, 1993. The Company has disposed of approximately $1.6 million in properties including one commercial real estate property for $1.0 million. Nonperforming residential real estate loans were at an unusually low $1.0 million at June 30, 1994 which accounts for the remaining decrease in nonperforming assets. Through sales during the remainder of 1994, the Company expects continued reduction of nonperforming commercial real estate assets, which were $3.6 million at June 30, 1994.

     The Company intends to support the Bank's efforts to maintain a capital level adequate to support its projected growth as well as maintain its "well capitalized" status. Approximately $3.0 million in funds attained during the $23 million December 1992 subordinated debt offering remains in the parent company and is available for future capital needs.

     At June 30, 1994, the Bank met each of the three regulatory capital standards to continue to be classified as a "well capitalized" institution. The following is a summary of the Bank's capital position:


     Tier 1 leverage (core) capital standard:
          Adjusted total assets                                   $1,015,871,126
          Tier 1 capital                                              69,305,184
          Tier 1 capital ratio                                              6.82%

     Tier 1 risk based capital standard:
          Risk adjusted total assets                                $607,716,288
          Tier 1 capital                                              69,305,184
          Tier 1 risk based capital ratio                                  11.40%



     Risk based capital standard:
          Risk adjusted assets                                      $607,716,288
          Risk based capital                                          72,138,608
          Risk based capital ratio                                         11.87%


     Management believes the Bank will continue to meet all three "well capitalized" standards in 1994.

     In 1993, the Office of Thrift Supervision (OTS) issued its final regulations on interest rate risk. Under this rule, effective January 1, 1994, institutions deemed to have an "above normal" level of interest rate risk as calculated by the OTS based on quarterly reports submitted by the Bank are subject to a capital charge and must deduct a portion of that risk from total risk based regulatory capital. At December 31, 1993, the Bank's required risk based regulatory capital was not impacted by the interest rate risk rule. While the Bank has not yet been notified by the OTS as to the impact of the rule on its June 30, 1994 risk based capital, management does not believe the Bank will be impacted by this rule during 1994.

                                    PART II.






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

     (a)  Exhibits

          11.  Computation of Earnings per Share

                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             INVESTORS BANK CORP.





                                             /s/ James M. Burkholder
                                             ----------------------------------
                                             James M. Burkholder
                                             President
                                             Chief Executive Officer




Dated:  August 12, 1994
      ---------------------