Form 10-Q
period 1994-09-30
INVESTORS BANK CORP
filed 1994-11-14
CIK 804124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                            of the Securities and Exchange Act of 1934

                    For the Quarter Ended September 30, 1994
                                       OR

 / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             of the Securities Exchange Act of 1934

                 For the transition period from ______ to _____

                          Commission File No. (0-16163)

                               INVESTORS BANK CORP.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


Delaware                                                    41-1566301
- - - -------------------------------                             ------------
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
Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of the latest practicable date:    3,505,354     at
October 31, 1994.                                  -----------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       INVESTORS BANK CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)


                                                     Three months ended                       Nine months ended
                                                        September 30                             September 30
                                              -----------------------------            ---------------------------
                                                    1994            1993                     1994            1993
                                              -------------   -------------            -------------  ------------
INTEREST INCOME:
Interest on loans                              $  16,155,502  $  13,755,444            $  44,269,345  $  40,143,704
  Interest on cash and investments                   633,461        618,441                1,861,326      1,763,677
  Interest and dividends on other assets             357,118        302,903                1,026,111        819,901
                                              --------------  -------------            -------------  -------------
     TOTAL INTEREST INCOME                        17,146,081     14,676,788               47,156,782     42,727,282
                                              --------------  -------------            -------------  -------------

INTEREST EXPENSE:
  Interest on deposits                             5,702,190      4,968,151               16,026,720     14,855,578
  Interest on borrowings                           4,724,782      3,376,352               11,365,600      9,146,885
                                              --------------  -------------            -------------  -------------
     TOTAL INTEREST EXPENSE                       10,426,972      8,344,503               27,392,320     24,002,463
                                              --------------  -------------            -------------  -------------

NET INTEREST INCOME                                6,719,109      6,332,285               19,764,462     18,724,819
PROVISION FOR LOAN LOSSES                            110,000         84,156                  333,800        444,481
                                              --------------  -------------            -------------  -------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                        6,609,109      6,248,129               19,430,662     18,280,338

NONINTEREST INCOME:
  Mortgage banking                                 3,004,068      3,280,717                9,196,772      9,276,498
  Loan servicing fees                              1,288,789        801,904                3,903,977      2,193,460
  Commissions on title insurance sales                67,106        273,367                  370,277        629,116
  Commissions on annuity sales                       120,976         79,769                  470,368        407,989
  Other                                              312,149        331,825                  812,437        792,916
                                              --------------  -------------            -------------  -------------
     TOTAL NONINTEREST INCOME                      4,793,088      4,767,582               14,753,831     13,299,979
                                              --------------  -------------            -------------  -------------

NONINTEREST EXPENSE:
  Employee compensation and benefits               3,671,678      3,978,544               11,624,058     11,065,665
  Occupancy and equipment                          1,044,025        962,877                3,039,584      2,754,947
  Advertising                                        287,392        161,344                  908,020        647,034
  Federal deposit insurance premiums                 353,864        318,693                1,038,866        905,778
  Other                                            1,684,359      1,325,993                4,519,021      3,724,878
                                              --------------  -------------            -------------  -------------
     TOTAL NONINTEREST EXPENSE                     7,041,318      6,747,451               21,129,549     19,098,302
                                              --------------  -------------            -------------  -------------

EARNINGS BEFORE INCOME TAX EXPENSE AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE           4,360,879      4,268,260               13,054,944     12,482,015
INCOME TAX EXPENSE                                 1,868,577      1,844,356                5,450,101      5,136,787
                                              --------------  -------------            -------------  -------------
EARNINGS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                2,492,302      2,423,904                7,604,843      7,345,228
                                              --------------  -------------            -------------  -------------
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                                                      125,000
                                              --------------  -------------            -------------  -------------

NET EARNINGS                                  $    2,492,302  $   2,423,904            $   7,604,843  $   7,470,228
                                              --------------  -------------            -------------  -------------
                                              --------------  -------------            -------------  -------------

NET EARNINGS AVAILABLE FOR COMMON
  STOCKHOLDERS                                $    2,283,550  $   2,181,941            $   6,978,586  $   6,744,339
                                              --------------  -------------            -------------  -------------
                                              --------------  -------------            -------------  -------------

EARNINGS PER COMMON SHARE:
  BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                $0.60          $0.60                    $1.86          $1.83
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE              0.00           0.00                     0.00           0.03
                                                       -----          -----                    -----          -----
    NET EARNINGS                                       $0.60          $0.60                    $1.86          $1.86
                                                       -----          -----                    -----          -----
                                                       -----          -----                    -----          -----

AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES                              3,779,970      3,644,177                3,748,682      3,623,773
                                              --------------  -------------            -------------  -------------
                                              --------------  -------------            -------------  -------------


                 See Notes to Consolidated Financial Statements

                       INVESTORS BANK CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                   September 30,       December 31,
                                                                       1994                 1993
                                                                  --------------      --------------
ASSETS
    Cash and cash equivalents                                     $   20,328,079      $   58,314,515
    Investment securities                                             26,954,348          27,778,989
    Mortgage loans held for sale                                      21,976,565          88,351,696
    Mortgage loans                                                   833,774,781         698,895,887
    Consumer loans                                                   113,287,541          91,124,400
    Federal Home Loan Bank stock                                      18,250,000          16,250,000
    Capitalized servicing rights                                       3,993,381           4,425,281
    Office properties and equipment                                   15,961,703          15,731,333
    Accrued interest receivable                                        4,956,436           3,653,453
    Foreclosed real estate                                             2,390,219           6,674,799
    Other assets                                                       7,567,660           5,884,713
                                                                  --------------      --------------
TOTAL ASSETS                                                      $1,069,440,713      $1,017,085,066
                                                                  --------------      --------------
                                                                  --------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
    Deposits                                                      $  612,849,574      $  603,412,708
    Notes payable                                                    365,000,000         325,000,000
    Advances and loan payments from borrowers
        held under escrow                                              7,741,745           8,409,797
    Income taxes payable                                               1,225,767             549,263
    Subordinated debt                                                 23,391,000          25,800,000
    Other liabilities                                                  5,144,629           6,760,035
                                                                  --------------      --------------

          TOTAL LIABILITIES                                        1,015,352,715         969,931,803
                                                                  --------------      --------------

STOCKHOLDERS' EQUITY:
    Preferred stock                                                        3,036               3,036
    Common stock                                                          35,043              33,255
    Additional paid-in capital                                        20,722,264          19,111,504
    Unamortized restricted stock                                      (1,035,076)           (675,808)
    Retained earnings                                                 34,362,731          28,681,276

                                                                  --------------      --------------
      TOTAL STOCKHOLDERS' EQUITY                                      54,087,998          47,153,263
                                                                  --------------      --------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                            $1,069,440,713      $1,017,085,066
                                                                  --------------      --------------
                                                                  --------------      --------------

                 See Notes to Consolidated Financial Statements

                       INVESTORS BANK CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine months ended September 30
                                                                      ------------------------------
                                                                          1994               1993
                                                                      ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                          $7,604,843          $7,470,228
Adjustments to reconcile net earnings to net cash
  provided (used) by operating activities:
    Depreciation and amortization                                      1,522,420           2,574,803
    Amortization of deferred loan fees and discounts                  (1,214,915)         (1,295,403)
    Gain on sales of loan servicing rights                            (5,978,140)         (2,278,559)
    Proceeds from sales of loan servicing rights                       7,893,153           3,250,899
    Gain on sales of mortgage loans                                   (2,754,539)         (6,546,946)
    Provision for loan and real estate losses                            402,166             562,823
    Deferred (prepaid) income taxes                                    2,417,942             (76,782)
    Change in:
      Capitalized servicing rights                                    (2,058,542)         (1,693,410)
      Accrued interest receivable                                     (1,302,983)           (442,231)
      Interest payable on deposit accounts                             1,014,757             318,045
      Mortgage loans held for sale                                    69,129,670         (34,058,285)
      Other, net                                                      (4,835,560)         (1,560,837)
                                                                  --------------     ---------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                71,840,272         (33,775,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net increase in loans                                             (156,780,742)       (114,572,103)
  Purchase of investment securities                                   (3,915,358)         (8,943,484)
  Maturities of investment securities                                  4,740,000           5,825,000
  Purchase of FHLB stock                                              (2,000,000)         (2,071,800)
  Sale of foreclosed real estate                                       4,836,036           4,510,799
  Increase in office properties and equipment                         (1,177,361)         (1,882,755)
                                                                  --------------     ---------------
      NET CASH USED BY INVESTING ACTIVITIES                         (154,297,425)       (117,134,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                             8,422,109          61,257,290
  Proceeds from FHLB advances                                        245,000,000         322,000,000
  Repayment of FHLB advances                                        (205,000,000)       (252,000,000)
  Redemption of subordinated capital notes                            (2,409,000)
  Net proceeds from common stock transactions                          1,049,048             105,863
  Dividends on preferred stock                                          (626,257)           (725,889)
  Dividends on common stock                                           (1,297,131)           (926,791)
  Net increase (decrease) in advances and loan payments
    from borrowers held under escrow                                    (668,052)         10,508,839
                                                                  --------------     ---------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                       44,470,717         140,219,312
                                                                  --------------     ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (37,986,436)        (10,690,686)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      58,314,515          40,179,006
                                                                  --------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $20,328,079         $29,488,320
                                                                  --------------     ---------------
                                                                  --------------     ---------------


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for:
    Interest                                                         $26,437,600         $23,580,965
    Income taxes                                                       4,047,000           5,585,000

  Noncash transfer of loans to foreclosed real estate                    619,822           1,668,724

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

NOTE 2. MERGER AGREEMENT

     On August 21, 1994, the Company, Firstar Corporation ("Firstar") and Firstar Corporation of Minnesota ("Firstar Minnesota") entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which the Company will be merged (the "Merger") with and into Firstar Minnesota. Pursuant to the Merger, each outstanding share of Common Stock of the Company would become .8676 shares of Firstar Common Stock and each outstanding share of the Company's Cumulative Perpetual Preferred Stock, Series 1991 would become the right to receive $27.50 (plus accumulated and unpaid dividends) in cash (subject to dissenters' rights). The Company's outstanding warrants and options to purchase shares of the Company Common Stock would become warrants and options to purchase an equivalent .8676 shares of Firstar Common Stock. The Agreement also calls for the merger of the Bank with and into Firstar Bank Minnesota, N.A., on the date of, and immediately after the Merger becomes effective. The Merger is intended to be accounted for as a pooling of interests.
     The Merger is subject to a number of conditions including regulatory approval. The Agreement requires the Company to use its best efforts to repurchase shares of the Company Common Stock to be held in treasury for issuance upon exercise of outstanding options and warrants to the extent such repurchases do not exceed $2,000,000. Subsequent to the Agreement it was determined such a repurchase plan would violate a covenant in the Company's 9.25% Subordinated Notes. Presently the Company is attempting to obtain consent of the holders of at least a majority in principal amount of the outstanding Notes to waive the covenant. The approval and announcement of the Merger is exempt from the provisions of the Company Shareholder Rights Plan. To make this clear, Investors has amended its Shareholder Rights Agreement.
     A special meeting of the Company's stockholders will be called to vote on the Merger. All of the executive officers and directors of the Company have entered into agreements that require them to vote for the Merger. The Company may terminate the Agreement if the trading price of Firstar Common Stock during the ten trading days ending three days before the special stockholders' meeting to approve the Merger is below $29 per share and at least 12.5% below an index composed of certain commercial banks.

NOTE 3. INVESTMENT SECURITIES

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

NOTE 4. IMPAIRED LOANS

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

NOTE 5. RESERVES FOR LOAN LOSSES

     Included in mortgage loans are reserves for losses of $2,812,554 and $2,414,254 at September 30, 1994 and December 31, 1993, respectively. Included in consumer loans are reserves for losses of $536,884 and $566,332 at September 30, 1994 and December 31, 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Investors Bank Corp.'s (the Company) net earnings were $2.5 million for the three months ended September 30, 1994, compared to $2.4 million for the third quarter of 1993. Net earnings for common shareholders were $2.3 million for the third quarter of 1994 and $2.2 million for the 1993 third quarter. Earnings per share were $.60 for both the 1994 and 1993 third quarter on 136 thousand fewer average outstanding shares in the same quarter of 1993. For the first nine months of 1994, the Company's net earnings before cumulative effect of accounting change were $7.6 million, a 4% increase from the $7.3 million for the same period in 1993. Earnings per share were $1.86 for both nine month periods. The 1994 third quarter and nine month net earnings were reduced by approximately $176 thousand or $.05 per share from expenses related to negotiation of the agreement and plan of reorganization with Firstar Corporation in connection with the proposed merger of the Company with and into Firstar Minnesota. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the merger agreement. The nine month 1993 period included $.03 per share from recognition of the cumulative effect of a change in accounting method to comply with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Comparing the third quarters of 1994 and 1993, an increase in net interest income in the 1994 quarter was partially offset by increases in noninterest expenses. For the nine month periods ending September 30, 1994 and 1993, net interest income and noninterest income both increased and were partially offset by increased noninterest expense.

     Net interest income for the third quarter of 1994 was $6.7 million compared to $6.3 million for the 1993 quarter and increased due to a 12% increase in average interest-earning assets to $996 million from $890 million. The additional interest income generated by the larger amount of interest-earning assets in the 1994 quarter was offset somewhat by a decline in the interest margin from 2.87% in the 1993 quarter to 2.72% in the 1994 quarter. For the nine months ended September 30, 1994, net interest income was $19.8 million, up 6% from the same period in 1993. Average interest-earning assets increased 15% to $953 million for the first nine months of 1994 compared to $829 million for the same period in 1993. The additional interest income generated by the increased average interest-earning assets was more than enough to offset the decline in interest margin from 3.01% to 2.76% between the 1993 and 1994 periods.

     Growth in average interest-earning assets was due primarily to increases in adjustable rate mortgage loans (ARMs) and consumer loans partially offset by a reduction in mortgage loans held for sale. The Company's mortgage banking operation originated significant amounts of ARMs in the latter months of 1993 and during the first nine months of 1994 because of increased demand for these products. The demand for ARM loans has remained high in 1994 as interest rates on fixed rate long term mortgages have increased. The Company's average ARM portfolio increased $134 million to $767 million between the third quarters of 1993 and 1994. Between the same periods, average consumer home equity loans increased $28 million through promotional efforts by the Company.

Offsetting a portion of the ARM and consumer loan growth was a drop in average mortgage loans held for sale of $52 million. The current interest rate environment supports demand for ARM loans and the Company expects additional growth in ARMs in the next few months as well as continued growth in consumer loans from planned promotional efforts while the amount of mortgage loans held for sale is expected to continue to be low.

     The reduction in net interest margin between the third quarters of 1994 and 1993 was the result of the costs of interest-bearing liabilities increasing more rapidly than yields on interest-earning assets between the periods. Asset yields increased 29 basis points between quarters reflecting the repricing of ARM and consumer loans indexed to market rates. However liability costs increased 46 basis points between the periods. Deposit costs increased 15 basis points, and the cost of Federal Home Loan Bank (FHLB) borrowings, which were used to fund a substantial portion of the loan growth, increased 122 basis points because of annual repricings of borrowings indexed to market rates and the replacement of matured fixed rate borrowings with higher rate borrowings.

     The decrease in net interest margin in the nine months ended September 30, 1994 compared to the same 1993 period was primarily from a 29 basis point reduction in yields on loans while the total costs of interest-bearing liabilities were down only 1 basis point. The new ARMs originated during 1994 were generally priced below market rates for the first one or two years which is customary for these types of loans. Also, older ARM loans which are repricing are limited by annual 2% caps on the amount their interest rates can increase which is less than the increase in market interest rates over the last year. Deposit costs decreased 13 basis points between the nine month periods but FHLB borrowing costs increased 41 basis points from the same factors discussed above. A substantial portion of the FHLB borrowings now reprices daily or will mature within several months so the Company expects the cost of these funds to vary with market interest rates.

     The provision for loan losses was $110 thousand in the third quarter of 1994 compared to $84 thousand for the same quarter a year ago. For the nine months ended September 30, 1994 and 1993, the provisions were $334 thousand and $444 thousand, respectively. Based on management's review of the loan portfolio, the 1994 provisions were required only to increase general reserves to accommodate for the Company's loan growth.

     Noninterest income for the third quarters of 1994 and 1993 were almost the same at $4.8 million. Loan servicing fees were greater in the 1994 quarter but were largely offset by reduced mortgage banking income and title insurance sales commissions. For the nine months ended September 30, 1994 noninterest income was $14.8 million, a 11% increase from the $13.3 million for the first nine months of 1993. The increase for the nine month period resulted primarily from increased loan servicing fee income.

     Mortgage banking, the most significant source of noninterest income, decreased 8% between the September quarters to $3.0 million, and was down 1% to $9.2 million for the first nine months of 1994 compared to the same period last year. Mortgage banking income consists primarily of gain on sale of mortgage loans and gain on sale of loan servicing rights.

     Gain on sales of mortgage loans declined substantially to $441 thousand in the 1994 third quarter from $2.6 million in the 1993 third quarter. For the first nine months of 1994 the gain on sales of mortgage loans was $2.8 million compared to $6.5 million for the same 1993 period. The decreases in income reflect the significantly reduced amounts of mortgage loans sold in the 1994 periods which in turn result from reduced mortgage originations as market interest rates have risen since 1993. In addition, pricing gains on refinanced loans were significantly higher for the prior year periods.

     To compensate for the reduced income from gain on sales of mortgage loans, the Company sold increased amounts of loan servicing rights. During the September 1994 quarter, $140 million of servicing rights were sold for a gain of $2.4 million compared to the same quarter in 1993 when $37 million in servicing rights were sold for a gain of $505 thousand. For the first nine months of 1993, the Company sold $176 million of loan servicing rights for a gain of $2.3 million. For the same period in 1994, Company sold $481 million of loan servicing rights for a gain of $6.0 million. Although the Company has sold more servicing rights in 1994, market pricing for these rights has been less favorable than in 1993. The sale in the September 1994 quarter was made to Firstar at market terms. Under terms of the merger agreement with Firstar, the Company has agreed not to sell mortgage loan servicing rights in the fourth quarter of 1994.

     While the Company's strategy is to continue generating mortgage banking income, the amounts of such income are affected by external factors such as market pricing, general demand for mortgage products and the competitive environment in the markets in which it originates mortgages. Because of the increase in market interest rates in 1994, mortgage refinancing activity has declined to a very low level and has significantly reduced the amount of loans generated by the Company's mortgage banking activity. As a result, the Company has experienced and continues to expect reduced amounts of sales of mortgage loans and reduced gross additions to its portfolio of loans serviced for others.

     The Company's servicing fee income was $1.3 million in the September 1994 quarter compared to $802 thousand in the September 1993 quarter. The 1993 servicing fee income was adjusted by $333 thousand for higher than anticipated prepayments. Servicing fee income for the first nine months of 1994 was $3.9 million, a 78% increase from the $2.2 million of servicing fee income in the first nine months of 1993. The increase results both from a 16% increase in year-to-date average loans serviced for others to $1.3 billion and elimination of the need to adjust servicing fee income for higher than anticipated prepayments. In the first nine months of 1993 servicing fee income was reduced $950 thousand by such adjustments. Because of the significantly reduced mortgage refinancing activity in 1994, the Company does not anticipate that significant adjustments to its servicing fee income will be required during the remainder of 1994. Because of the continued sales of loan servicing rights and the reduced level of mortgage originations, the Company's the portfolio of loans serviced for others decreased during the September 1994 quarter to end the quarter at $1.1 billion..

     In the other categories of noninterest income, commissions on title insurance sales were down $206 thousand between the September 1994 and 1993 quarters and decreased $259 thousand between the nine month periods. Income from commissions on title insurance sales was reduced because of the Company's reduced mortgage originations. Commissions on annuity sales for the quarter and nine months ended September 30, 1994 were greater by $41 thousand and $62 thousand than the respective periods in 1993 as customer demand increased along with the rise in market interest rates.

     Noninterest expense was $7.0 million for the September 1994 quarter, a 4% increase compared to the same quarter last year. Employee compensation and benefits were $307 thousand less between quarters because of reductions in compensation related to production volumes in the mortgage banking operation and staff reductions. Occupancy and equipment increased $81 thousand from the costs of three banking offices opened in late 1993 and a new mortgage banking office opened in early 1994. Advertising increased $126 thousand from increased promotion of consumer lending and retail banking products. The Federal deposit insurance premium expense was $35 thousand greater in the 1994 quarter because of growth in deposits since the 1993 quarter. Other expenses were $358 thousand higher from $176 thousand of expenses related to negotiating of the merger agreement with Firstar, increased data processing expenses and greater than normal foreclosure expenses on commercial real estate.

FINANCIAL CONDITION

     Total assets of the Company were $1.07 billion at September 30, 1994, which was up $52 million from December 31, 1993. Cash and cash equivalents declined $38 million reflecting reduced liquidity levels at September 30, 1994. During the nine months ended September 30, 1994, $72 million was provided by operating activities primarily by the reduction in mortgage loans held for sale which in turn was the result of reduced mortgage banking originations. Cash was applied in investing activities to fund a $157 million increase in loans. Of the increase, $134 million was in ARM loans, $22 million was in consumer home equity loans and $1 million was in commercial real estate loans. Financing activities provided $44 million in cash. FHLB advances increased by $40 million. Maximum FHLB borrowings were $365 million during the period and were incurred during September 1994. Deposits increased by $8 million primarily in certificates of deposits as customers responded to promotional efforts. As part of its continuing effort to increase deposits, the Company has acquired land in the St. Paul area and plans to build and open a branch in early 1995. Additional cash was used to repay $2.4 million in subordinated notes prior to its original maturity. The current market interest rate environment has increased demand for the Company's ARM loan products and the Company expects increases during the next few months in its ARM portfolio. While the Company continues to promote its deposit products and expects deposit growth from its twelve existing offices, it plans to continue using advances from the FHLB as a funding source when necessary.

     Nonperforming assets were $3.8 million at September 30, 1994, down from $8.6 million at December 31, 1993. The Company has disposed of approximately $4.8 million in properties including several commercial real estate properties for $2.8 million.

Nonperforming residential real estate assets were at a very low $1.8 million at September 30, 1994. Through sales anticipated in the last quarter of 1994, the Company expects additional reduction of nonperforming commercial real estate assets, which were $1.9 million at September 30, 1994.

     The Company intends to support the Bank's efforts to maintain a capital level adequate to support its projected growth as well as maintain its "well capitalized" status. Approximately $3.0 million in funds attained during the $23 million December 1992 subordinated debt offering remains in the parent company and is available for future capital needs. During the September 1994 quarter, the Bank paid a common stock dividend of $4 million to the Company. The annual dividend, which was approved by the Bank's regulators, the Office of Thrift Supervision (OTS), is intended to provide the Company with the cash needed for interest and dividend payments.

     At September 30, 1994, the Bank met each of the three regulatory capital standards to continue to be classified as a "well capitalized" institution. The following is a summary of the Bank's capital position:


     Tier 1 leverage (core) capital standard:
       Adjusted total assets                                $1,068,422,949
       Tier 1 capital                                           68,461,777
       Tier 1 capital ratio                                           6.41%

     Tier 1 risk based capital standard:
       Risk adjusted total assets                             $641,801,083
       Tier 1 capital                                           68,461,777
       Tier 1 risk based capital ratio                               10.67%

     Risk based capital standard:
       Risk adjusted assets                                   $641,801,083
       Risk based capital                                       71,582,183
       Risk based capital ratio                                      11.15%

     Management believes the Bank will continue to meet all three "well capitalized" standards in 1994.

     In 1993, the OTS issued its final regulations on interest rate risk. Under this rule, effective January 1, 1994, institutions deemed to have an "above normal" level of interest rate risk as calculated by the OTS based on quarterly reports submitted by the Bank are subject to a capital charge and must deduct a portion of that risk from total risk based regulatory capital. At June 30, 1994, the Bank had, for the first time, incurred an interest rate risk capital component of $4.0 million. The Bank has not yet been notified by the OTS as to the impact of the rule on its September 30, 1994 risk based capital. The rules require that the June 30, 1994, component would first impact the Bank's risk based capital in the first quarter of 1995. At that time the Bank would be required to adjust its risk based capital by the lowest of the interest rate risk components for the preceding three quarters. Management believes the Bank will continue to have some amount of interest rate risk component during the next six months.

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


                                             INVESTORS BANK CORP.





                                             /s/ James M. Burkholder
                                             -----------------------
                                             James M. Burkholder
                                             President
                                             Chief Executive Officer




Dated:    11/11/94
      --------------

                                    PART II.

ITEM 2.  CHANGES IN SECURITIES

     In connection with the Agreement and Plan of Reorganization between the Company and Firstar Corporation, On August 21, 1994 the Board of Directors of the Company adopted a resolution to amending the Rights Agreement dated as of May 7, 1991 (the "Rights Agreement") to make clear that the transactions contemplated by the Agreement and Plan of Reorganization do not constitute a Triggering Event under the Rights Agreement and that Firstar has not become an Acquiring Person by virtue of the Agreement and Plan of Reorganization.

ITEM 5. OTHER INFORMATION

     In connection with the Agreement and Plan of Reorganization, James M. Burkholder, John G. Lohmann, Jr. and Daniel P. Arrigoni negotiated amendments to their employment agreements effective upon the effective date of the merger of the Company with and into Firstar Corporation of Minnesota. Each of such officers also entered into agreements not to compete with Firstar Corporation, effective after the effective date of such merger, for periods ranging from two years to four years after termination of employment.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     2.1 Agreement and Plan of Reorganization between Investors Bank Corp., Firstar Corporation and Firstar Corporation of Minnesota (Incorporated by Reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 25, 1994)

     2.2 Form of Voting Agreement (Incorporated by Reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed August 25, 1994)

     4.1  First Amendment to Rights Agreement, as executed.

     10.1 Employment Agreement dated August 21, 1994 between the Company, Firstar Corporation and James M. Burkholder

     10.2 Employment Agreement dated August 21, 1994 between the Company, Firstar Corporation and John G. Lohmann, Jr.

     10.3 Employment Agreement dated August 21, 1994 between the Company, Firstar Corporation and Daniel P. Arrigoni

     10.4 Noncompetition Agreement dated August 21, 1994 between Firstar Corporation and James M. Burkholder

     10.5 Noncompetition Agreement dated August 21, 1994 between Firstar Corporation and John G. Lohmann, Jr.

     10.6 Noncompetition Agreement dated August 21, 1994 between Firstar Corporation and Daniel P. Arrigoni

     10.7 Amendment to Severance Pay Agreement dated August 21, 1994 between Firstar Corporation and Lynn V. Bueltel

     11.0 Calculation of Earnings per share

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Commission on August 25, 1994 reporting the execution of the Agreement and Plan of Reorganization dated August 21, 1994 with Firstar Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INVESTORS BANK CORP.


Dated: November 12, 1994               By   /s/ JAMES M. BURKHOLDER
                                         ------------------------------
                                         James M. Burkholder, President and
                                             Treasurer


                                       and  /s/JOHN G. LOHMANN, JR.
                                          ---------------------------------
                                           John G. Lohmann, Jr., Executive Vice
                                              President