Form 10-K405
INVESTORS BANK CORP
filed 1995-03-31
CIK 804124

                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities and Exchange Act of 1934 for the Year Ended December 31, 1994.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________

                          COMMISSION FILE NO. (0-16163)

                              INVESTORS BANK CORP.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               41-1566301
     -------------------------------              --------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

         200 East Lake Street
          Wayzata, Minnesota                                 55391
----------------------------------------               ----------------
(Address of principal executive offices)                   (Zip Code)


                                 (612) 475-8500
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                    ---           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 24, 1995 was approximately $57,359,000 (based on the closing sale price of such stock on March 24, 1995 as reported by the Nasdaq National Market).

The number of shares outstanding of each of the registrant's classes of common stock, as of March 24, 1995 was:
                 Common Stock, $.01 par value:  3,467,097 shares

                                     PART I.

ITEM 1.   BUSINESS

     Investors Bank Corp. is a savings and loan holding company incorporated under Delaware law and headquartered in Minneapolis, Minnesota. Investors Bank Corp.'s principal asset consists of all the outstanding capital stock of Investors Savings Bank, F.S.B. (the "Bank"), a federally chartered savings bank formed in June 1984. The Bank is the second largest thrift institution in Minnesota based on assets. Unless the context otherwise requires, Investors Bank Corp. together with its consolidated subsidiary, the Bank, are herein referred to as "Investors" or the "Company."

     At a special meeting on March 15, 1995, the Company's stockholders approved a merger agreement with Firstar Corporation and Firstar Corporation of Minnesota (Firstar Minnesota) under which the Company will be merged with and into Firstar Minnesota. The merger is expected to be consummated on April 28, 1995. For additional information see Item 7 -- "Management's Discussion and Analysis -- Merger Agreement" and Item 8 -- Notes 2 and 14 of Notes to Consolidated Financial Statements.

     The Company currently operates twelve retail banking offices and seven mortgage production offices in the Minneapolis-St. Paul metropolitan area, mortgage production offices in Duluth and Rochester, Minnesota, one mortgage production office in a Milwaukee suburb, and four mortgage production offices in the Chicago region. Since commencement of its operations in 1984, the Company has focused on the retail banking business of attracting deposits from the general public within the communities it serves, and on originating and investing in, or selling and servicing, loans secured by mortgages on residential property primarily in the same communities. The Company's operations, however, are distinguishable from many other thrift and community banking institutions by a proportionately large and active mortgage banking organization. In its primary market, the twin cities of Minneapolis and St. Paul, the Company is one of the largest originators of residential mortgages.

     The Company's operations during the year ended December 31, 1994 were negatively affected by increased market interest rates and a low level of mortgage banking activity. Net interest margins, which had increased to a record high level in 1992, declined during 1993 and 1994. The decline in 1993 resulted from asset yields repricing more rapidly than liability cost repricings. In 1994 liabilities repriced upwards as market interest rates increased, but asset repricings were limited by annual caps on the adjustable rate mortgages ("ARMs") in the Company's portfolio. The increased market interest rates contributed to a significant decline in mortgage banking activity and the related income. Because of continuing demand for ARMs, the Company's interest earning assets increased 15% between December 31, 1993 and 1994, and contributed significantly to the increased net interest income. See Item 7 -- "Management's Discussion and Analysis" for a complete discussion of 1994 operating results.

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

     The following table sets forth the composition of the Company's loan portfolio at December 31 by type of loan:


                               1994                 1993                  1992                  1991                  1990
                               ----                 ----                  ----                  ----                  ----
                         Balance      %       Balance      %        Balance      %        Balance      %        Balance      %
                         ------      ---      -------     ---       -------     ---       -------     ---       -------     ---
                                                            (Dollars in thousands)

Real estate loans:
 Residential             $855,305    85.2%    $671,659    84.6%     $550,117    84.7%     $398,270    85.1%     $448,195    88.5%
 Commercial                31,363     3.1       30,630     3.9        32,722     5.1        35,266     7.6        33,051     6.5
 Total real estate
  loans                   886,668    88.3      702,289    88.5       582,839    89.8       733,496    92.7       481,246    95.0
 Consumer loans           117,176    11.7       91,691    11.5        66,489    10.2        34,261     7.3        25,388     5.0
 Total portfolio
  loans                $1,003,844   100.0%    $793,980   100.0%     $649,328   100.0%     $467,757   100.0%     $506,634   100.0%


Because virtually all of the loans retained by the Company are ARMs or other loans that are prime related, 97.1% of the Company's loan portfolio adjusts periodically in accordance with market interest rates. See Item 7 -- "Management's Discussion and Analysis -- Asset/Liability Management and Interest Rate Risk." Nevertheless, because most of the loans originated by the Company are 15 or 30 year residential loans with principal payments that amortize over the loan period and are relatively young, a majority of the principal payments on the Company's loans are due (or "mature") in more than 10 years. The following table sets forth the contractual principal maturities of the Company's assets at December 31, 1994:

                                   1           2             3          4-5         6-10        11-15        Over 15
                                  Year       Years         Years       Years        Years       Years         Years       Total
                                  ----       -----         -----       -----        -----       -----         -----       -----
                                                                          (in thousands)
Mortgage Loans:
 Adjustable Rate:
 1-4 Family residential
  real estate loans. . . . .    $11,074      $11,851      $12,657      $28,006      $88,677     $350,875     $350,853     $853,993

 Fixed Rate:
 1-4 family residential
  real estate loans. . . . .        124          135          150          343          560                                  1,312
 Commercial real estate. . .      1,347          998        4,455        7,534        9,504        7,525                    31,363

Total Mortgage Loans . . . .     12,545       12,984       17,262       35,883       98,741      358,400      350,853      886,668

Consumer loans . . . . . . .      7,250        2,317        4,163       27,791       50,658       22,110        2,887      117,176
  Total Loans. . . . . . . .    $19,795      $15,301      $21,425      $63,674     $149,399     $380,510     $353,740   $1,003,844



     RESIDENTIAL MORTGAGE LENDING. Residential mortgage lending constitutes the vast majority of the Company's lending activities. One to four family residential mortgage loans comprised 85.2% of the Company's loan portfolio at December 31, 1994. Loans secured by residential real estate generally have presented a lower level of credit risk than consumer loans or loans secured by commercial properties.

     Substantially all of the residential first mortgage lending activities of the Company are conducted out of the Company's mortgage production offices.
The Company originates mortgages on one to four family residential properties for inclusion in the Company's loan portfolio or for sale in the secondary market. Although the Company has authority to make loans secured by real property throughout the United States, because of its desire to maintain close control over such activities and because of the relatively stable markets they represent, substantially all of the loans originated by the Company are secured by real property in the metropolitan areas of Minneapolis-St. Paul, Duluth, Rochester, Milwaukee and Chicago.

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

     Substantially all mortgage loans secured by one to four family residential properties originated by the Company conform to established Federal Housing Authority (FHA), Veterans Administration (VA), FHLMC and FNMA guidelines and include both fixed rate and adjustable rate loans. Loan size, occupancy/ownership characteristics, appraisal requirements and loan-to-value relationships are determined by internal policy and secondary marketing guidelines. The Company's internal policy requires that a loan that exceeds 80% of the value of the secured property be made only if it is insured by a FNMA or FHLMC qualified insurer. Second mortgage loans are generally made in an amount in excess of unpaid prior mortgages, liens and encumbrances on the property, and do not exceed the lesser of 80% of the fair market value of the property or the purchase price of such property.

     The Company retains for its own loan portfolio most of the ARMs it originates. At December 31, 1994, the Company's portfolio consisted of $842.2 million principal amount of first mortgage loans and $11.6 million principal amount of second mortgage loans. The Company offers a variety of ARM plans, including ARMs that reprice every six months and every year. For a portion of the one year ARM loans, the interest rate is fixed for an initial two-year or three-year period. At December 31, 1994, 99.5% of the Company's ARMs were set to reprice based upon a fixed margin over the weekly average yield of treasury securities generally having a maturity equal to the repricing period of the ARMs. All ARMs originated by the Company are subject to a lifetime cap on the maximum interest rate they may bear (currently ranging from 12-5/8% to 13-3/8%) and to caps on the maximum amount that they may adjust during any repricing period (currently 1% for a 6 month ARM and generally 2% for a one year ARM).
The Company's ARMs do not contain due on sale clauses but are instead assumable by qualified buyers. The Company's ARMs generally provide for an increase or decrease in loan payments at the end of each repricing period to an amount that will amortize the loan over its remaining term at the adjusted interest rate. Although this avoids negative amortization, during periods of rapidly increasing interest rates it could result in significant increases in a borrower's monthly mortgage payments.

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

     The following table sets forth the residential real estate lending and loan purchase and sale activities of the Company for the year ended December 31:



                                                      1994             1993             1992
                                                      ----             ----             ----
                                                                 (in thousands)
Additions to mortgage loans:
 Mortgage loans originated . . . . . . . . . .      $578,027       $1,102,916         $929,088
 Mortgage loans purchased from
  correspondents . . . . . . . . . . . . . . .        64,954          125,896          111,788
 Other mortgage loans purchased. . . . . . . .           114              609            1,126
 Loans to finance foreclosed real estate . . .            10              308              823
Total. . . . . . . . . . . . . . . . . . . . .       634,105        1,229,729        1,042,825

Reductions to mortgage loans:
 Mortgage loans sold:
  GNMA pass-through certificates . . . . . . .       168,301          397,791          245,244
  FNMA mortgage-backed certificates. . . . . .       182,228          501,255          481,163
  Others . . . . . . . . . . . . . . . . . . .        84,108           83,718           73,296
 Repayments. . . . . . . . . . . . . . . . . .        97,156           99,613           90,139
 Foreclosures. . . . . . . . . . . . . . . . .           773            2,329          893,066
Total. . . . . . . . . . . . . . . . . . . . .       532,566        1,084,706          893,066
Net increase in mortgage loans . . . . . . . .      $110,539         $145,023         $149,759


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

     SERVICING. The Company retains all of the servicing on private investor ARM loan sales, and a portion of the servicing on GNMA securities and other mortgage-backed securities. The Company collects principal and interest payments and remits them, less a servicing fee, to holders of the mortgages or mortgage-backed securities. The Company also deposits property taxes and insurance payments which it receives in escrow accounts until such payments are due. For such servicing, the Company typically collects a servicing fee ranging from 1/4% to 1/2% of the outstanding principal balance of the mortgage per year.

     The following table sets forth certain information regarding the Company's servicing for the year ended December 31:


                                                 1994                1993                1992
                                                 ----                ----                ----
                                                            (dollars in thousands)
Amounts of loans serviced for
 others at year end. . . . . . . . . . .     $1,317,125          $1,357,204            $981,468
Loan servicing fees collected. . . . . .         $5,199              $2,830              $1,491
Servicing fees as percentage
 of interest income. . . . . . . . . . .          7.86%               4.90%               2.84%
Servicing contracts for others
 at year end . . . . . . . . . . . . . .         17,854              16,510              12,361


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

     Since 1988, the Company has sold loan servicing rights to offset the cost of originating mortgage loans and provide noninterest income. The Company may deviate from this policy periodically because of market fluctuations in the pricing of loan servicing rights. When it elects to sell servicing rights, the Company normally contracts with a broker and submits a portion of its servicing portfolio for competitive bids. The broker contacts other financial institutions and mortgage banking companies through circulation of a disclosure document describing the servicing to be sold and the minimum sale terms. As part of the Merger Agreement, the Company agreed not to sell any loan servicing rights after the third quarter of 1994.

     CONSUMER LENDING. A Federal savings institution such as the Bank is authorized to make secured or unsecured consumer loans in various forms including home equity loans, home improvement loans, loans secured by deposit accounts, car loans, boat loans and personal lines of credit. These loans generally have a higher degree of credit risk than residential mortgage loans and the Company maintains a higher level of general reserves for loan losses. At December 31, 1994, consumer loans totaled $117.2 million or 11.7% of the Company's permanent loan portfolio.

     Since 1990 the Company has placed increased emphasis on consumer lending and has located consumer lending officers in most of its retail banking offices. Approximately 89.5% of the Company's consumer loans at December 31, 1994 were home equity loans secured by residential real estate. To expand its home equity loan origination, the Company has periodically offered special programs, such as a low fee home equity loan program in which the Company does not charge for appraisals or origination fees. In addition, during 1993 the Company established a home improvement lending division, and during 1994, an alternative lending division was created to offer 1st and 2nd mortgage loans to individuals with a past credit problem. The Company's policy is to make home equity loans which, when combined with the balance of the first mortgage on the same property, do not exceed 80% of the property's appraised value. Private mortgage insurance is obtained for any loans which exceed such limit.

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

     COMMERCIAL REAL ESTATE LENDING. Because of competitive markets and the treatment of commercial real estate loans under risk-based capital regulations, the Company eliminated commercial real estate lending as a separate lending activity in early 1989. The commercial real estate loans originated prior to 1989 consist primarily of loans secured by apartment complexes and small retail shopping malls in the Minneapolis-St. Paul metropolitan area. The Company maintains a higher general loss reserve on commercial real estate loans, which represent a higher credit risk, than residential real estate loans. Most of the Company's commercial real estate loans are adjustable rate loans that reprice annually, mature in ten years and are paid based on a 30-year amortization schedule. At December 31, 1994, the Company's commercial real estate loans totaled approximately $31.4 million, or 3.1% of its permanent loan portfolio.

     CONSTRUCTION LENDING. The Company makes a limited amount of construction loans to established home builders in the Minneapolis-St. Paul metropolitan area. There were $219 thousand in outstanding construction loans and an additional $100 thousand in commitments to home builders at December 31, 1994. In addition, the Company occasionally makes construction loans directly to homeowners, which are often secured by collateral in addition to the subject real estate, through its private banking department. At December 31, 1994, the Company had

$578 thousand outstanding and additional commitments of $602 thousand for such construction loans to homeowners.

     DELINQUENT LOANS. When a borrower fails to make a required payment on a mortgage loan, the loan is considered delinquent and, after expiration of the applicable cure period, the borrower is charged a late fee. The Company follows practices customary in the banking industry in attempting to cure delinquencies and in pursuing remedies upon default. Generally, if the borrower does not cure the delinquency within 90 days, the Company initiates foreclosure action.
During foreclosure and the statutory redemption period, such property is carried in the "real estate in judgment" account and included in "foreclosed real estate." If the loan is not reinstated, paid in full or refinanced, the collateral is sold. The Company is often the purchaser. In such instances, acquired property is carried in the Company's "real estate owned" account, also part of "foreclosed real estate," until the property is sold.

     All residential mortgage loans delinquent for 90 days or more are considered nonaccrual. Commercial real estate loans are considered non accrual when collection of interest is doubtful.

     The Company includes in nonperforming assets all nonaccrual loans and foreclosed real estate, both net of specific reserves.

     The following table summarizes the Company's nonperforming assets at December 31:


                                         1994           1993           1992           1991           1990
                                         ----           ----           ----           ----           ----
                                                              (dollars in thousands)
Loans:
 Residential real estate . . . . .     $2,472         $1,852         $1,987         $3,509         $3,382
 Commercial real estate. . . . . .                                                   1,182
 Consumer. . . . . . . . . . . . .        148             51             43            160            749
                                        2,620          1,903          2,030          4,851          4,131

Real estate owned
 and in judgment, net:
  Residential. . . . . . . . . . .        136          1,868          3,242          3,068          2,723
  Commercial . . . . . . . . . . .      1,890          4,807          3,997          3,275          3,367
                                        2,026          6,675          7,239          6,343          6,090
Total nonperforming assets . . . .     $4,646         $8,578         $9,269        $11,194        $10,221
Nonperforming loans as a
 percentage of net loans
 held in portfolio . . . . . . . .       .26%           .24%           .31%          1.04%           .82%
Nonperforming assets as a
 percentage of total assets. . . .       .41%           .85%          1.14%          1.85%          1.67%



     See Item 7 -- "Management's Discussion and Analysis -- Nonperforming Assets" for discussion on these properties and an analysis of the changes in nonperforming assets.

     RESERVES FOR LOAN AND REAL ESTATE LOSSES. The reserves for losses provide for potential losses in the Company's loan and real estate portfolios. The reserves are increased by the provision for losses and recoveries and decreased by charge-offs. The adequacy of the reserves is judgmental and is based on continual evaluation of the nature and volume of the loan and real estate portfolios, overall portfolio quality, specific problem loans, collateral values, historical experience and current economic conditions that may affect borrowers' ability to pay. Pursuant to regulations governing the classification of assets, insured institutions such as the Bank are required to classify troubled assets as "substandard," "doubtful," and "loss." Institutions must establish specific loss reserves for assets classified as doubtful and loss and the Office of Thrift Supervision (OTS) through their examinations may require an increase in the institution's reserve for loan and real estate losses if the examiner concludes such reserves are inadequate. In December 1993, the OTS completed a routine examination of the Bank. No additions to loss reserves were required following this examination. At December 31, 1994, the Company had classified $4.5 million, $50 thousand and $386 thousand of its assets as substandard, doubtful and loss, respectively. For information on interest income excluded on nonaccrual loans see Item 8 -- Note 5 of Notes to Consolidated Financial Statements.

     The following table sets forth information regarding the Company's reserve for loan losses for the year ended December 31:


                                         1994           1993           1992           1991           1990
                                         ----           ----           ----           ----           ----
                                                              (dollars in thousands)
Beginning Balance. . . . . . . . .     $2,981         $2,599         $1,982         $1,067           $450
Provisions for losses. . . . . . .        651            632            869          1,009            803
Charge-offs:
 Residential real estate loans . .        (3)          (103)          (199)           (28)          (140)
 Commercial real estate loans. . .                     (286)                                          (5)
 Consumer loans. . . . . . . . . .       (51)           (35)          (151)          (124)           (43)
  Total Charge-offs. . . . . . . .       (54)          (424)          (350)          (152)          (188)
Recoveries:
 Residential real estate loans . .         41            111             65             47              2
 Consumer loans. . . . . . . . . .          3             63             33             11
  Total recoveries . . . . . . . .         44            174             98             58              2
Ending balance . . . . . . . . . .     $3,622         $2,981         $2,599         $1,982         $1,067
Ratio of net charge-offs
 to average loans outstanding. . .      .001%           .03%           .04%           .02%           .04%



     As the foregoing table illustrates, the Company's reserve for loan losses has increased over the periods presented as the Company's loan portfolio has increased. The provision for loan losses over the periods presented reflects both recent experience in charge-offs, and a reevaluation of the methods of establishing the reserve for loan losses in 1990. In 1990, the Company established for the first time an unallocated general reserve for unforeseen loan losses and a general reserve for losses on performing real estate.

     The following tables present the separate reserves allocated for each category of loans and those allocated reserves as a percentage of the Company's total loan portfolio at December 31:


                                         1994           1993           1992           1991           1990
                                         ----           ----           ----           ----           ----
                                                              (dollars in thousands)
Allocation Amount:
Residential real estate. . . . . .       $212           $591           $507           %394           $426
Commercial real estate . . . . . .        261            260            283            336            322
Consumer . . . . . . . . . . . . .        506            568            439            381            202
 Total allocated . . . . . . . . .        979          1,419          1,229          1,111            950
Unallocated portion. . . . . . . .      2,643          1,562          1,370            871            117
 Total reserve . . . . . . . . . .     $2,622         $2,981         $2,599         $1,982         $1,067

Allocations as a Percent of
 Real Estate:
Residential real estate. . . . . .       .02%           .08%           .08%           .08%           .09%
Commercial real estate . . . . . .        .03            .03            .04            .07            .06
Consumer . . . . . . . . . . . . .        .05            .07            .07            .08            .04
 Total allocated . . . . . . . . .        .10            .18            .19            .23            .19
Unallocated portion. . . . . . . .        .26            .20            .21            .19            .02
 Total reserve . . . . . . . . . .       .36%           .38%           .40%           .42%           .21%


     As discussed in Item 7 -- "Management's Discussion and Analysis -- Analysis of Reserves for Loan and Real Estate Losses," the Company changed its method of calculating its loan loss in 1994. The most significant effects of this change were to reduce the amount of reserve attributable to residential real estate and increase the unallocated portion of the reserve.
The Company's portfolio continues to consist primarily of residential real estate loans and the reserve for losses allocated to residential real estate loans reflects the low loss experience associated with these loans. Residential real estate loans are well collateralized and property values have remained
stable in the markets the Company lends in.    The reserve for losses allocated
to commercial real estate loans reflects the higher credit risk associated with commercial real estate lending. The reserve for losses allocated to consumer loans has grown as outstandings have grown.

     The following tables present the allocation of the reserve for real estate losses and those allocated reserves as a percentage of the foreclosed real estate as of December 31 for the years indicated:


                                         1994           1993           1992           1991           1990
                                         ----           ----           ----           ----           ----
                                                              (dollars in thousands)
Allocation Amount:
Residential real estate. . . . . .      $   1          $  35          $  82          $ 104          $ 120
Commercial real estate . . . . . .        385            100            614            418            286
 Total reserve . . . . . . . . . .      $ 386          $ 135          $ 696          $ 522          $ 406

Allocations as a Percent of
 Real Estate:
Residential real estate. . . . . .       .03%           .51%          1.03%          1.51%          1.85%
Commercial real estate . . . . . .      15.98           1.47           7.74           6.06           4.40
 Total reserve . . . . . . . . . .     16.01%          1.98%          8.77%          7.60%          6.25%



     The reserve for real estate losses reflects the decline in commercial real estate values in 1990. In 1991 and 1992 the reserve was increased for a specific commercial retail property. In 1993 the reserve decreased because of the charge-off related to the disposal of that property. While several other commercial properties were disposed of at minimal loss in 1994, the remaining properties each had certain characteristics reducing their marketability. Accordingly, the increased 1994 reserve reflects this increased risk.

INVESTMENT PORTFOLIO

     Although the Company has authority to make investments in a number of government, municipal and corporate debt securities, the Company does not have a large portfolio of investment securities. The portfolio of investment securities the Company maintains are mostly U.S. Government agency securities and investment grade corporate debt securities. The following table sets forth the components of the Company's investment portfolio at December 31:


                                         1994           1993           1992           1991           1990
                                         ----           ----           ----           ----           ----
                                                              (dollars in thousands)
Obligations of U.S.
 Government corporations
 and agencies. . . . . . . . . . .    $12,602        $11,626         $5,372         $4,371         $4,291
State and municipal
 obligations . . . . . . . . . . .         80            210            510            430            550
Investment grade corporate
 bonds . . . . . . . . . . . . . .     15,872         15,439         11,789         12,760         12,496
Other. . . . . . . . . . . . . . .        408            504            504
                                      $28,962        $27,779        $18,172        $17,561        $17,337



     See Note 4 -- Notes to Consolidated Financial Statements included as Item 8 to this report for information regarding the carrying values and market values of the Company's investment securities.

     The following table presents information regarding the scheduled maturities and yields on investment securities at December 31, 1994:


                                                 Due in one                    Due in one
                                                year or less                  year or less                     Total
                                                ------------                  ------------                     -----
                                            Amount         Yield          Amount         Yield          Amount         Yield
                                            ------         -----          ------         -----          ------         -----
                                                                         (Dollars in Thousands)
Obligations in U.S.
 Government and agencies . . . . .            $693         7.73%         $11,909         6.04%         $12,602         6.13%
State and Municipal
 obligations . . . . . . . . . . .              80         5.65                                             80         5.65
Investment grade corporate
 bonds . . . . . . . . . . . . . .           4,117         5.90           11,755         5.20           15,872         5.38
Other. . . . . . . . . . . . . . .             408         4.17                                            408         4.17
                                            $5,298         6.00%         $23,644         5.62%         $28,962         5.69%



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

     DEPOSITS.      The following table sets forth the deposit flows of the
Company for the years ended December 31:


                                                 1994                1993               1992

                                                 ----                ----               ----
                                                               (in thousands)
Net deposit inflow (outflow) . . . . . .      $   9,940           $  70,754          ($ 22,094)
Interest credited or accrued . . . . . .         22,441              20,307             23,897
Net increase in deposits . . . . . . . .      $  32,381           $  91,061          $   1,803
Deposits at end of period. . . . . . . .      $ 635,794           $ 603,413          $ 512,352


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

     The Company attracts deposits by advertising through newspaper, radio and direct mail advertising and by various special promotions. The Company also offers deposit and withdrawal services for customers at automated teller machines by participating in the CIRRUS -TM- network.

     The Company offers a variety of savings plans to its depositors including interest-bearing checking accounts, regular passbook savings accounts, money market deposit accounts, time certificates and Keogh and individual retirement accounts. For a description of the portion of total deposits represented by each type of account and the average rate of interest paid on such accounts as well as the maturities of the Company's certificate accounts, see Item 8 -- Note 10 of Notes to Consolidated Financial Statements.

     At December 31, 1994, the Company had $43.9 million of certificate accounts with individual balances of $100,000 or more. For additional information on deposits see Item 7 -- "Management's Discussion and Analysis -- Net Interest Income Yield Analysis Table."

     BORROWINGS. The following table sets forth the Company's borrowings at December 31:


                                            1994           1993           1992
                                            ----           ----           ----
                                                     (in thousands)
FHLB advances. . . . . . . . . . . .      $400,000       $325,000       $225,000
Subordinated debt. . . . . . . . . .        23,391         25,800         25,800
Capitalized lease obligations. . . .           418            466            510
                                          $423,809       $351,266       $251,310


     As a depository institution insured by the Savings Association Insurance Fund ("SAIF") of the FDIC, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain mortgages and other assets (principally securities which are obligations of, or guaranteed by, the United States government), provided standards related to creditworthiness are met. See "Federal Home Loan Bank System." FHLB advances are made in accordance with several credit programs of the FHLB, each of which has its own interest rate and range of maturities. The FHLB prescribes the acceptable uses of such advances and the limitations on the amount of advances to each member.

     On December 11, 1992, the Company issued $23.0 million of 9.25% Subordinated Notes due 2002. Of the $22.1 million net proceeds, $12.0 million was contributed to the Bank's paid-in capital during 1992 and an additional $5.0 million in 1993 (there was no additional contribution in 1994). The balance of the net proceeds remains at the Company to support future growth of the Bank's operations. For additional information on borrowings, see Item 7 -- "Management's Discussion and Analysis, Net Interest Income, Liquidity and Capital Management" sections and see Item 8 -- Note 11 of Notes to Consolidated Financial Statements.

COMPETITION

     The Company faces substantial competition both in its retail banking and its mortgage banking operations. Competition for deposits comes from other savings institutions, banks, credit unions, money market funds and other mutual funds, corporate and government debt securities, insurance companies and pension funds, many of which have greater capital resources than the Company and offer investment alternatives without comparable regulatory restrictions. The Company's most direct deposit competition comes from one large federally-chartered thrift institution and a large number of commercial banks, including two major banks. The Company believes that the primary factors in competing for deposits are interest rates offered, type of products offered and location of banking offices. Competition in residential lending comes primarily from other mortgage companies, banks and savings institutions. The primary factors in competing for mortgage loans are interest rates offered, type of products offered, origination fees charged and range of services offered.

EMPLOYEES

     The Company had 428 employees at December 31, 1994, 410 of whom were full-time employees and 18 of whom were part-time employees. Of such employees, 233 were mortgage banking personnel, 135 were retail banking personnel and 60 were corporate and administrative personnel. None of the employees of the Company is a member of a union or subject to a collective bargaining agreement, and the Company believes that its relationship with its employees is satisfactory.

FEDERAL HOME LOAN BANK SYSTEM

     The bank is required to invest in FHLB stock in an amount equal to the greater of 1% of the unpaid principal of home mortgage loans or 5% of the Bank's borrowings with the FHLB. Investment in capital stock of the FHLB increased to $20.0 million at December 31, 1994. The increase was the result of additional stock purchases to meet the requirement to maintain stock equal to 5% of the Bank's FHLB borrowings.

FEDERAL RESERVE SYSTEM

     Under Federal Reserve Board regulations, depository institutions are required to maintain reserves against their transaction accounts (primarily checking accounting for the Bank), nonpersonal time deposits and Eurocurrency liabilities. At present, the reserve requirement for transaction accounts is 3% of the first $54.0 million of such accounts and 10% of the amount in excess of $54.0 million. The Federal Reserve Board also has authority to impose supplemental reserves of up to 4% of transaction accounts and emergency reserve requirements upon consultation with committees of Congress.

REGULATION

     GENERAL. As a federally-chartered savings bank engaged in mortgage and consumer lending and in the acceptance of deposits, the Bank is subject to extensive federal and state regulation in virtually all areas of its operations, including regulations that govern the type of its investments and liabilities, the form of the instruments used to represent such assets and liabilities, the advertisement and promotion of such assets and liabilities, its efforts to support community reinvestment, its dealings with affiliates, the location and, in some instances configuration of its offices and various other matters. As a federally-chartered savings bank with accounts insured by SAIF of the FDIC, the Bank's primary regulators are the OTS, an office of the Department of Treasury and the FDIC. In addition, the Bank is a member of and may obtain advances from the Federal Home Loan Bank system which provides credit for home finance to savings institutions and other financial institutions that meet certain tests as to the composition of their assets.

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

     The FDIC currently uses a risk-based assessment system for all SAIF and BIF members. Members are assigned an assessment risk classification based on the institution's capitalization as of a date six months prior to the beginning of the assessment period (assigning the institution to one of three categories) and an evaluation by the institution's primary regulator of the risk posed by the institution to the insurance fund (assigning the institution to one of three subgroups). Well capitalized institutions (institutions with risk-based capital exceeding 10%, core capital exceeding 5% and core capital to risk-weighted assets exceeding 6%) are assessed at between .23% and .29% of deposits, depending on their subgroup assignment. Adequately capitalized institutions (institutions with risk-based capital exceeding 8%, core capital exceeding 4% and core capital to risk-weighted assets exceeding 4%) are assessed at between .26% to .30% of deposits. Undercapitalized institutions (institutions that do not meet applicable capital requirements) are assessed at between .28% and .31% of deposits. The Bank qualifies as a well-capitalized institution and its assessment rate was .23% during 1993 and 1994.

     Deposits in institutions insured by SAIF are insured to $100,000 per insured depositor and are backed by the full faith and credit of the United States government.

     REGULATORY CAPITAL. A federal savings institution such as the Bank is required to satisfy three capital requirements: (i) a requirement that "tangible capital" be not less than 1.5% of adjusted total assets, (ii) a requirement that "core capital" be not less than 3% of adjusted total assets, and (iii) a risk-based capital standard of 8% of "risk-adjusted" assets. The Bank currently meets each such test. See Item 7 -- "Management's Discussion and Analysis -- Capital Management" or Note 12 of Notes to Consolidated Financial Statements included as Item 8 for discussion of capital compliance.

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

     Risk-based capital is determined by assigning a risk-weight, ranging from 0% for government securities to 200% for certain equity investments, to each of an institution's assets, including the credit-equivalent amount of off-balance sheet assets. An institution is required to maintain total regulatory capital (consisting of both "core capital" and supplementary capital such as the Bank's subordinated debt) equal to the regulatory mandated percentage (currently 8.0%) of the sum of its assets multiplied by their respective risk-weights. In August 1993, the OTS adopted final regulations effective in January 1994 for all savings institutions (except certain institutions with less than $300 million of assets) that add an interest rate risk component to the risk based capital test. Under these regulations, each institution is required to submit a complex report of its assets and liabilities to the OTS that forms the basis for calculation of the effect a 200 basis point change in market interest rates would have on the institution's "net portfolio value" (a measure based on the cash flows from, and required by, the institution's assets, liabilities and off-balance sheet contracts). If such net portfolio value declines by more than two percent of the estimated value of the institution's assets, one half of the excess is subtracted from the institution's total capital in calculating the risk based capital test. The interest rate risk is calculated based on the assets and liabilities two quarters preceding the calculation date. As of December 31, 1994, the Bank's required regulatory capital was not impacted by the interest rate risk rule.

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

     In accordance with the requirements of FDICIA, the four principal banking agencies adopted prompt corrective action rules in September and October 1992. The rules divide depository institutions into five categories: "well capitalized" institutions have a risk-based capital ratio of 10% or greater, a core capital to risk-weighted assets ratio of 6% or greater and a core capital ratio of 5% or better; "adequately capitalized" institutions have a risk-based capital ratio of 8% or greater, a core capital to risk-weighted asset ratio of 4% of greater and a core capital ratio of 4% or greater; "undercapitalized" institutions have a risk-based capital ratio of greater than 6% but less than 8%, a core capital to risk-weighted asset ratio of at least 3% and a core capital of at least 3%; "significantly undercapitalized" institutions have a risk- based capital ratio of less than 6% and core capital ratio of less than 3%; "critically undercapitalized" institutions have a tangible equity to total assets ratio of less than 2%. The greatest amount of operating flexibility is afforded a "well capitalized" institution and the regulations impose increasing operational restrictions on each category of less "well capitalized" institutions. "Critically undercapitalized" institutions must be placed in receivership 90 days after being so determined unless significant progress is made to improve capital. The Bank qualified as a "well capitalized" institution at December 31, 1994.

     RESTRICTIONS ON DIVIDENDS. Under OTS regulations, savings associations are limited in the amount of "capital distributions" that they are permitted to make, including cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders or another entity in a cash out merger and other distributions charged against capital. The regulation also applies to capital distributions that the Bank may make to the Company, thereby affecting the dividends that the Company may pay to its stockholders. The regulation establishes a three tiered system of regulation, with the greatest flexibility being afforded to well capitalized institutions. An institution that has regulatory capital that is at least equal to its fully phased in capital requirement, and has not been notified that it "is in need of more than normal supervision," is a Tier 1 institution. Any institution that has regulatory capital at least equal to its minimum capital requirement, but less than its fully phased in capital requirement, is a Tier 2 institution. An institution having regulatory capital that is less than its minimum capital requirement is a Tier 3 institution. At December 31, 1994, the Bank qualified as a Tier 1 institution.

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

     QUALIFIED THRIFT LENDER TEST. Unless a savings institution meets the qualified thrift lender test (QTL), it is classified and subject to regulation as a national bank or becomes subject to a number of limitations on investment, branching, advances, dividends and other activities. In addition, a unitary savings and loan holding company, such as the Company, that owns a thrift failing the QTL test becomes subject to limitations on activities applicable to multiple savings and loan holding companies. The QTL test, generally requires that an insured institution's "qualified thrift investments" equal or exceed 65% of the institutions "portfolio assets." Qualified thrift investments include
(i) loans for the purchase, refinance, construction, and improvement of residential housing (including manufactured housing), (ii) home equity loans,
(iii) mortgage-backed securities, (iv) obligations of the FDIC, the Resolution Trust Corporation (RTC), or FSLIC Resolution Fund, (v) 50% of loans held for sale less than 90 days after origination, (vi) investments in qualifying service corporations, (vii) subject to certain limitations, 200% of loans to acquire developed or constructed lower income residential properties, (viii) loans for the purchase or construction of churches, schools, nursing homes, and hospitals and (ix) loans for personal, family, household or educational purposes up to 5% of the portfolio assets. Portfolio assets include all of an institution's assets less intangible assets, the value of property used in the business and qualifying liquidity assets (up to 20% of total assets). An institution must satisfy the QTL test on a monthly average basis during 9 out of every 12 months. The Bank has always satisfied such test and had qualifying thrift investments equal to 94% of portfolio assets on December 31, 1994.

     LIQUID ASSET REQUIREMENT. FIRREA requires each savings institution to maintain qualifying liquid assets (which include cash, certain time deposits, banker's acceptances and specified United States Government, State or Federal agency obligations, certain money market funds and qualifying assets that would qualify except for maturity) of a percentage designated by the Director of the OTS (currently 5%) of the balance of its withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties will be imposed, unless waived, for failure to meet liquidity requirements. The Bank had liquid assets in excess of the requirements for each month in the year ended December 31, 1994.

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

     FIRREA and FDICIA also subject loans to insiders (officers, directors and 10% stockholders) to Sections 22(g) and (h) of FRA and the regulations promulgated thereunder. The OTS recently amended its regulations governing loans to officers and directors to provide that such transactions will be governed by Regulation O of the Federal Reserve Board. Among other things, such loans must be made on terms substantially the same as loans to non-insiders.

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

               Retail Banking                     Lease Expiration
               Office Location                 (after renewal option)
               ---------------                 ----------------------
               Rand Tower                               2009
               St. Paul                                 2032
               Ridgedale                                2007
               Edina                                    2007
               Highland Park                            2012
               Roseville                                2010
               Bloomington                              2001
               Cub Foods Minnetonka                     2013
               IDS Center                               2008

     The Company leases space for its mortgage loan offices and its mortgage loan servicing operations. These leases have generally been for terms of three to five years. The location for each of the mortgage offices is as follows:

              Mortgage Office                           Lease
                 Location                            Expiration
                 --------                            ----------

               Minnesota:
               ---------
               Edina                                    1998
               Minnetonka (Builder Division)            1995
               Minnetonka                               1996
               Roseville                                2000
               Eagan                                    1995
               Coon Rapids                              1995
               Duluth                                   1995
               St. Louis Park (Loan Servicing)          1998

               Illinois:
               --------
               Oak Brook                                1996
               Crystal Lake                             1996
               Orland Park                              1996

               Indiana:
               -------
               Merrillville                             1997

               Wisconsin:
               ---------
               Waukesha                                 1996

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of the Company was held on March 15, 1995 to consider and vote upon the approval and adoption of an Agreement and Plan of Reorganization and a Plan of Merger, that provide for the merger of the Company with and into Firstar Corporation of Minnesota, a wholly owned subsidiary of Firstar Corporation. Stockholders holding 2,782,368, or approximately 79.3%, of the outstanding shares of Common Stock were represented at the meeting in person or by proxy. The breakdown of the vote is as follows:

                               TABULATION OF VOTES
              ----------------------------------------------------
                   FOR               AGAINST           WITHHELD
                   ---               -------           --------
                2,757,048            18,730              6,590

                                     PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     STOCK PRICES AND TRADING DATA

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol INVS.

     As of March 24, 1995, there were 3,467,097 shares of Common Stock outstanding. As of that date, there were approximately 246 shareholders of record.

     The following table sets forth the high and low sale prices of the Company's Common Stock as reported by the Nasdaq National Market. These prices include interdealer prices, without retail markup, markdown or commissions, and do not always represent transactions with the public.

                      FOR THE YEAR ENDED DECEMBER 31, 1993
                 ------------------------------------------------
                                              HIGH            LOW
                                              ----            ---
                 First Quarter              $16.50         $10.69
                 Second Quarter              16.88          13.50
                 Third Quarter               19.13          13.50
                 Fourth Quarter              20.63          16.50
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                 ------------------------------------------------
                                              HIGH            LOW
                                              ----            ---
                 First Quarter              $20.75         $17.25
                 Second Quarter             $19.00         $17.00
                 Third Quarter              $26.00         $17.50
                 Fourth Quarter             $24.50         $21.00

     The Company paid quarterly common dividends in fiscal year 1993 at the annual rate of $.375 per share and in fiscal year 1994 at the annual rate of $.50 per share.

ITEM 6.   SELECTED FINANCIAL DATA

INVESTORS BANK CORP. AND SUBSIDIARY

FIVE YEAR FINANCIAL HIGHLIGHTS
(Dollars in thousands except per share data)

                                                                                  Year ended December 31
                                                    --------------------------------------------------------------------------------
                                                          1994             1993             1992             1991             1990
                                                    ------------     ------------     ------------     ------------     ------------
STATEMENT OF EARNINGS DATA:
     Interest income                                   $66,119          $57,769          $52,516          $54,793          $56,483
     Interest expense                                   39,598           32,652           30,354           36,654           43,576
                                                    ------------     ------------     ------------     ------------     ------------
     Net interest income                                26,521           25,117           22,162           18,139           12,907
     Provision for loan losses                             652              631              869            1,010              803
     Mortgage banking income                             9,620           13,313           11,178            6,399            4,766
     Loan servicing fees                                 5,199            2,830            1,491            2,201            1,864
     Other noninterest income                            2,004            2,487            1,586            1,156            1,482
     Noninterest expense                                28,226           26,462           22,509           18,452           16,779
                                                    ------------     ------------     ------------     ------------     ------------
     Earnings before income tax expense and
       cumulative effect of accounting change           14,466           16,654           13,039            8,433            3,437
     Income tax expense                                  6,121            6,754            5,227            3,397            1,396
     Cumulative effect of accounting change                                 125
                                                    ------------     ------------     ------------     ------------     ------------
     Net earnings                                       $8,345          $10,025           $7,812           $5,036           $2,041
                                                    ------------     ------------     ------------     ------------     ------------
                                                    ------------     ------------     ------------     ------------     ------------
     Net earnings available for
       common stockholders                              $7,510           $9,080           $6,844           $4,931           $2,041
                                                    ------------     ------------     ------------     ------------     ------------
                                                    ------------     ------------     ------------     ------------     ------------
     Earnings per common share                           $2.00            $2.49            $1.98            $1.51            $0.66
     Dividends per common share                           $.50             $.38             $.18

FINANCIAL RATIOS:
     Net interest margin                                  2.71%            2.94%            3.39%            3.23%            2.36%
     Return on average assets                              .82             1.13             1.14              .84              .35
     Return on average common equity                      17.1             25.6             24.2             22.0             10.9
     Average equity to average assets                      5.1              4.9              5.2              3.9              3.2

AVERAGE BALANCE SHEET DATA:
     Total assets                                   $1,015,234         $889,425         $685,790         $601,903         $580,322
     Interest-earning assets                           980,327          855,441          653,162          561,538          547,622
     Stockholders' equity                               51,594           43,113           35,867           23,544           18,730

ENDING BALANCE SHEET DATA:
     Total assets                                   $1,126,462       $1,017,085         $815,844         $605,823         $610,464
     Investment securities                              28,962           27,779           18,172           17,561           17,737
     Loans                                           1,014,482          878,372          710,106          531,404          541,074
     Deposits                                          635,794          603,413          512,352          510,549          505,968
     Borrowings                                        423,811          351,267          251,310           53,348           76,322
     Stockholders' equity                               54,280           47,153           39,068           32,654           19,766
     Book value per common share                         13.31             11.9              9.6              7.8             6.52

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER AGREEMENT

     On August 21, 1994 the Company, Firstar Corporation (Firstar) and Firstar Corporation of Minnesota (Firstar Minnesota) entered into an Agreement and Plan of Reorganization (the Merger Agreement), pursuant to which the Company will be merged (the Merger) with and into Firstar Minnesota. The Agreement also calls for the merger of the Company's subsidiary, Investors Savings Bank, F.S.B. (the
Bank) with and into Firstar Bank Minnesota, N.A. (Firstar Bank), on the date of, and immediately after the Merger becomes effective. Upon consummation of the Merger, each share of the Company's Common Stock will become the right to receive .8676 shares of Firstar common stock and each share of the Company's preferred stock will become the right to receive $27.50, plus accumulated dividends, in cash. See Note 14 of the accompanying Consolidated Financial Statements for additional discussion of the effect of the Merger on the Company's preferred stock, outstanding warrants and options and restricted stock.

     The Company's stockholders approved the Merger Agreement at a special meeting on March 15, 1995. The Merger is expected to be consummated not prior to late April, 1995. The transactions required to consummate the Merger have been approved by the Federal Reserve Board and approved by the office of the Comptroller of the Currency remains pending.

     At the Merger, the Company will be merged into Firstar Minnesota and the separate corporate existence of the Company will cease. Firstar Minnesota, as the surviving corporation in the Merger and a wholly owned subsidiary of Firstar, will continue operations. The officers and directors of Firstar Minnesota prior to the Merger will continue as the officers and directors of the surviving corporation, except that James M. Burkholder, President and Chief Executive Officer of the Company will be elected to the Board of Directors of Firstar Minnesota and Firstar Bank. The Bank will merge into Firstar Bank. After the Merger, Firstar Bank's management will be drawn from the officers of both banks, and its Board of Directors will consist of the same directors as just before the Merger, except that Mr. Burkholder will be added to the Board. Mr. Burkholder will also become President and Chief Executive Officer of Firstar's mortgage banking subsidiary, Firstar Home Mortgage Corporation. Because of the Merger, the following discussion focuses on the Company's recent performance with little discussion of the business policies and strategies and related risks to which the Company would be subjected should it continue in operation.

RESULTS OF OPERATIONS

     PERFORMANCE SUMMARY. Investors Bank Corp.'s (the Company) net earnings were $8.3 million for 1994, compared to $10.0 million for 1993 and $7.8 million for 1992. Earnings per common share were $2.00 for 1994, compared to $2.49 for 1993 and $1.98 for 1992. The Company's 1994 results reflect increased net interest income from substantial interest-earning asset growth but reduced income from mortgage banking operations and increased expenses arising primarily from the opening of additional offices in late 1993. Total assets grew 10.8% during the year and were $1.1 billion at December 31, 1994.

     Return on average assets was .82% in 1994, compared to 1.13% in 1993 and 1.14% in 1992. Return on average common equity decreased to 17.1% in 1994 from 25.6% in 1993 and 24.2% in 1992.

     The Company's interest-earning asset base continued to grow in 1994 causing net interest income to increase $1.4 million or 5.6% despite a decline in the net interest margin from 2.94% in 1993 to 2.71% in 1994. Average interest-earning assets, primarily loans, were $980 million in 1994 compared to $855 million in 1993. Interest-earning assets reached $1.1 billion at December 31, 1994. This growth in interest-earning assets resulted from internally generated loans. The Company originated $290 million in new adjustable rate mortgage (ARM) loans, increasing mortgage loans $183 million during 1994. Through the Company's retail banking network, consumer loans were increased $25.5 million during the year. These increases were partially offset by a $72.9 million reduction in mortgage loans held for sale as increased market interest rates significantly reduced the demand for fixed rate mortgages.

     The asset growth was funded primarily by increased borrowings from the Federal Home Loan Bank of Des Moines (FHLB) which increased $75 million to $400 million at December 31, 1994. In addition, the Company's efforts to increase deposits resulted in a $32.4 million increase or 5.4% during the current year to $636 million at December 31, 1994.

     As a result of the decreased level of mortgage banking activity in 1994, noninterest income decreased $1.8 million or 9.7% compared to 1993. The primary reason for the decline was the increase in market interest rates which brought refinancing activity to a very low level and also dampened demand for mortgages to purchase residences. In 1994, the Company closed $303 million of loans for sale in the secondary market, down from $838 million in 1993. Loans for sale purchased from correspondent lenders also declined with $50 million such loans purchased in 1994 compared to $115 million in 1993. Mortgage banking income decreased $3.7 million or 27.7% in 1994 compared to 1993. The portfolio of loans serviced for others declined $57 million during 1994 to $1.3 billion at year end because of early payoffs of mortgages during the year. However, loan servicing fees were up 83.7% or $2.4 million for the year primarily because high prepayments in 1993 resulted in adjustments of $1.4 million being made to capitalized servicing rights which did not occur in 1994.

     Noninterest expense increased $1.8 million or 6.7% to $28.2 million in 1994. Staff levels in mortgage banking were reduced in response to the decreased activity resulting in level compensation expense compared to 1993. Other noninterest expenses increased in 1994 for a variety of reasons including greater occupancy costs from additional branches, higher data processing costs from vendor fee increases, costs incurred to dispose of foreclosed real estate and merger related costs.

     The significantly higher earnings in 1993 as compared to 1992 resulted from strong retail banking and mortgage banking performance. Net interest income increased $3.0 million or 13.3% from $22.2 million in 1992 to $25.1 million in 1993, while noninterest income increased $4.4 million or 30.7% from $14.3 million in 1992 to $18.6 million in 1993. The increased net interest income for
1993 was due to the higher level of interest-earning assets.   Average
interest-earning assets, primarily loans, were $855 million in 1993 compared to $653 million in 1992. The higher noninterest income was primarily the result of the increase in mortgage banking income. Loans originated for sale in 1993 increased 26.3% over originations in 1992.

     NET INTEREST INCOME. A significant portion of the Company's earnings is derived from net interest income. Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest income, when divided by average interest-earning assets, is referred to as the net interest margin. The net interest rate spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

     Net interest income was $26.5 million in 1994, up $1.4 million or 5.6% from 1993. As shown in the volume/rate analysis table below, an increase in average interest-earning assets contributed $3.3 million to increasing net interest income during 1994. The positive contribution from the increased volume of interest-earning assets was partially offset by a $1.8 million decrease in net interest income due to a lower net interest rate spread in 1994 than in 1993. Net interest income in 1993 had increased $3.0 million or 13.3% from 1992 caused by a $5.5 million volume increase reflecting an increase in average interest-earning assets, but partially offset by a $2.5 million decrease from a decreased interest rate spread in 1993 over 1992.

                    NET INTEREST INCOME VOLUME/RATE ANALYSIS
                                 (IN THOUSANDS)


                                                    Year ended December 31, 1994                 Year ended December 31, 1993
                                                     versus same period in 1993                   versus same period in 1992
                                                     --------------------------                   --------------------------
                                                     Increase (decrease) due to                   Increase (decrease) due to
                                                     --------------------------                   --------------------------
                                                Volume           Rate          Total         Volume           Rate          Total
                                                ------           ----          -----         ------           ----          -----
Interest income on:
     Loans   . . . . . . . . . . . . . .       $  8,056       $   (161)      $  7,895       $ 13,474       $ (8,673)      $  4,801
     Cash and
     investments . . . . . . . . . . . .            170            (26)           144            713           (579)           134
     Other assets. . . . . . . . . . . .            244             67            311            361            (43)           318
Total interest income. . . . . . . . . .          8,470           (120)         8,350         14,548         (9,295)         5,253

Interest expense on:
     Deposits:
        Interest-bearing
        accounts . . . . . . . . . . . .           (457)          (410)          (867)          (170)        (1,692)        (1,862)
        Certificates . . . . . . . . . .          3,272           (134)         3,138          2,351         (4,239)        (1,888)
            Total deposits . . . . . . .          2,815           (544)         2,271          2,181         (5,931)        (3,750)
     FHLB advances . . . . . . . . . . .          2,753          2,401          5,154          4,671           (821)         3,850
     Other Borrowings. . . . . . . . . .           (348)          (130)          (478)         2,212            (15)         2,197
Total interest expense . . . . . . . . .          5,220          1,727          6,947          9,064         (6,767)         2,297

     Net interest income . . . . . . . .       $  3,250       $ (1,847)      $  1,403       $  5,484       $ (2,528)      $  2,956



     Changes attributable to the combined impact of volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
                                     - 20 -

                       NET INTEREST INCOME YIELD ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                                       Year ended December 31
                                    ---------------------------------------------------------------------------------------------
                                               1994                               1993                              1992
                                    ------------------------           ------------------------         -------------------------
                                    Average            Yield/          Average            Yield/         Average            Yield/
                                    balance  Interest   rate           balance  Interest   rate          balance  Interest   rate
                                    -------  --------   ----           -------  --------   ----          -------  --------   ----
ASSETS
Interest-earning assets:
   Loans(1). . . . . . . . . .   $  916,736  $ 62,145   6.78%        $ 797,895  $ 54,250   6.80%       $ 611,772  $ 49,449   8.08%
   Cash and investments. . . .       46,504     2,541   5.46            43,400     2,397   5.52           31,769     2,263   7.12
   Other assets. . . . . . . .       17,087     1,433   8.39            14,146     1,122   7.93            9,621       804   8.36
                                 ----------  --------   ----         ---------  --------   ----        ---------  --------   ----
     Total interest-
        earning assets . . . .      980,327  $ 66,119   6.74%          855,441  $ 57,769   6.75%         653,162  $ 52,516   8.04%
                                             --------   ----                    --------   ----                   --------   ----
Other assets(2). . . . . . . .       34,907                             33,984                            32,628
                                 ----------                          ---------                         ---------
   Total assets. . . . . . . .   $1,015,234                          $ 889,425                         $ 685,790
                                 ----------                          ---------                         ---------
                                 ----------                          ---------                         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing
   deposits. . . . . . . . . .   $   31,533                          $  31,294                         $  15,686
Interest-bearing deposits:
   Checking, savings,
     money market. . . . . . .      165,445  $  3,904   2.36%          183,973     4,771   2.59%         188,939  $  6,633   3.51%
   Certificates. . . . . . . .      417,908    18,364   4.39           343,478    15,226   4.43          298,400    17,114   5.74
                                 ----------  --------   ----         ---------  --------   ----        ---------  --------   ----
   Total interest-
     bearing deposits. . . . .      583,353    22,268   3.82           527,451    19,997   3.79          487,339    23,747   4.87
FHLB advances. . . . . . . . .      312,575    14,867   4.76           249,370     9,713   3.89          131,547     5,863   4.46
Other borrowings . . . . . . .       26,062     2,463   9.45            29,697     2,941   9.90            7,361       744  10.09
                                 ----------  --------   ----         ---------  --------   ----        ---------  --------   ----
   Total interest-bearing
     liabilities . . . . . . .      921,990  $ 39,598   4.29%          806,518  $ 32,651   4.05%         626,247  $ 30,354   4.85%
                                             --------   ----                    --------   ----                   --------   ----
Other liabilities(2) . . . . .       10,117                              8,500                             7,990
                                 ----------                          ---------                         ---------
   Total liabilities . . . . .      963,640                            846,312                           649,923
Stockholders' equity(2). . . .       51,594                             43,113                            35,867
                                 ----------                          ---------                         ---------
   Total liabilities and
     stockholders'
     equity. . . . . . . . . .   $1,015,234                          $ 889,425                         $ 685,790
                                 ----------                          ---------                         ---------
                                 ----------                          ---------                         ---------

Net interest income. . . . . .               $ 26,521                           $ 25,118                          $ 22,162
                                             --------                           --------                          --------
                                             --------                           --------                          --------
Net interest rate spread . . .                          2.45%                              2.70%                             3.19%
                                                        ----                               ----                              ----
                                                        ----                               ----                              ----
Net interest margin. . . . . .                          2.71%                              2.94%                             3.39%
                                                        ----                               ----                              ----
                                                        ----                               ----                              ----

(1)  Nonaccrual loans are included in average loan balances.
(2)  Average balance is based on month-end balances for 1991.


     During 1994, the Company's average interest-earning assets were $980 million, a 14.6% increase over 1993. This increase was primarily in loans which averaged $917 million in 1994 compared to $798 million in 1993. Increased market interest rates during 1994 caused a shift in mortgage demand away from fixed rate mortgages to ARMs. Consequently, during 1994, the Company increased its mortgage loans held in portfolio $183 million and its consumer loan portfolio $25.5 million while its mortgage loans held for sale declined $72.9 million.

Interest-earning assets were $1.1 billion at the current year end compared to $982 million at the end of 1993. Average interest-earning assets grew 31.0% in 1993 as average loans increased 30.4%. As a result of the significant lending activity during 1993, the mortgage loans held in portfolio increased $120 million and consumer loan portfolio increased $25.1 million.

     In 1994, the Company funded the asset growth with increases in FHLB advances and deposits. Average interest-bearing liabilities increased 14.3% compared to 1993. Average FHLB advances increased $63.2 million and average interest-bearing deposits increased $55.9 million. The increase in deposits in 1994 was due to special deposit promotions and to the opening of new retail bank offices in late 1993. During 1993, average interest-bearing liabilities increased 28.8% compared to 1992. The increase occurred in FHLB advances and interest-bearing deposits which were used to fund the growth in interest-earning assets. FHLB advances averaged $249 million in 1993 compared to $132 million in 1992. Average interest-bearing deposits were up $40.1 million in 1993 compared to 1992.

     The net interest rate spread decreased to 2.45% for 1994 from 2.70% during 1993 and 3.19% in 1992. The interest rate maturity of the Company's interest-bearing liabilities has historically been shorter than its interest-earning assets. The relatively high spread in 1992 was due to deposits and FHLB advances repricing at lower rates and decreasing the overall cost of
funds while asset yields decreased at a slower rate.   With short term interest
rates remaining relatively flat in 1993, asset yield repricings caught up with liability repricings by declining at a more rapid rate causing the net interest rate spread to decline. In addition, adjustable rate mortgage loans originated in 1993 were at lower initial rates and the more aggressive deposit pricing in 1993 combined to further reduce the net interest rate spread. As the market interest rates increased in 1994, the Company's interest-sensitive liabilities repriced upward more rapidly than its assets. In addition, the Company's ARM loans have "caps" on the annual increase in interest rate allowed due to increased market rates. These caps, generally 2%, limited the amount of increase in yield on the Company's ARM portfolio during 1994.

     The net interest margin was 2.71% for 1994, compared to 2.94% for 1993 and 3.39% in 1992. The majority of the changes in margin were the result of the changes in net interest rate spread previously explained. The difference between net interest margin and net interest spread widened in 1994, 1993 and 1992 as the ratio of average interest-earning assets to average interest-bearing liabilities increased. The increase in this ratio was largely due to the increase in equity from the retention of earnings for all three years. In addition, average noninterest bearing deposits increased during 1993 and 1992.

     NONINTEREST INCOME. Noninterest income is a significant source of revenue for the Company and has a major impact on operating results. An active mortgage banking operation is an integral part of the Company's strategy to supplement net interest income with a significant amount of noninterest income. Mortgage banking generates income primarily through the sale of loan servicing rights and the sale of mortgage loans. This mortgage banking activity also adds to the portfolio of loans serviced for others, generating continuing noninterest income from loan servicing fees. Through mortgage banking, the Company originates government insured loans and fixed-rate conventional loans and sells such loans in the secondary market or pools the loans and sells the resulting mortgage-backed securities, generating a gain on sale of mortgage loans. For most of these sales the Company retains the servicing rights. The Company also regularly engages in the sale of portions of servicing rights it creates, generating significant gains on such sales. Historically, the amount of loans the Company has originated for sale has been significant.

NONINTEREST INCOME
(IN THOUSANDS)


                                                                    Year ended December 31
                                                          ------------------------------------------
                                                             1994             1993            1992
                                                             ----             ----            ----
Mortgage banking . . . . . . . . . . . . . . . . .         $  9,620         $ 13,313        $ 11,178
Loan servicing fees. . . . . . . . . . . . . . . .            5,199            2,830           1,491
Commissions on annuity sales . . . . . . . . . . .              566              561             575
Commissions on title insurance sales . . . . . . .              427              935             135
Other. . . . . . . . . . . . . . . . . . . . . . .            1,011              991             876
                                                           --------         --------        --------
                                                           $ 16,823         $ 18,630        $ 14,255
                                                           --------         --------        --------
                                                           --------         --------        --------



     The Company's mortgage banking income is highly dependent on the amount of mortgage loans originated for sale. Most of its loans are originated through loan closings by its mortgage loan offices, but loans are also purchased from correspondents. The Company has six Twin Cities offices, a Duluth office, four offices in the Chicago market and an office in the Milwaukee area which opened in late 1993. The Company's strategy is to employ experienced and high performing lending officers and to support their efforts with a wide range of competitive mortgage products. During 1993 and 1992 the Company also benefitted from the strong mortgage demand generated by reduced market interest rates. Mortgage refinancings increased to 49.0% and 46.5% of the total loans closed during 1993 and 1992, respectively. However, in 1994, market interest rates increased rapidly and significantly. As a result, refinancings declined to 17.5% of total loans closed. Furthermore, demand for mortgages to purchase homes weakened substantially. Reflecting these market conditions, mortgage banking income decreased $3.7 million or 27.7% in 1994 from the prior year and increased $2.1 million or 19.1% in 1993 compared to 1992. The decrease in 1994 was from a $6.4 million decrease in gain on sales of mortgage loans partially offset by a $2.7 million increase in gain on sales of loan servicing rights. Conversely, in 1993 there was a higher gain on sales of mortgage loans while there was reduced gain on sales of loan servicing rights.

                            MORTGAGE BANKING ACTIVITY
                                 (IN THOUSANDS)



                                                                    Year ended December 31
                                                          ------------------------------------------
                                                             1994             1993            1992
                                                             ----             ----            ----
Loans originated for sale:
   Loans closed. . . . . . . . . . . . . . . . . .        $ 303,344        $ 838,097       $ 663,275
   Loans purchased . . . . . . . . . . . . . . . .           49,727          114,986          91,346
                                                          ---------        ---------       ---------
                                                          $ 353,071        $ 953,083       $ 754,621
                                                          ---------        ---------       ---------
                                                          ---------        ---------       ---------
Mortgage loans sold. . . . . . . . . . . . . . . .        $ 434,637        $ 982,764       $ 799,703
Gain on sales of mortgage loans. . . . . . . . . .            3,016            9,391           6,329

Loan servicing rights sold . . . . . . . . . . . .          481,324          252,178         301,642
Gain on sales of loan servicing rights . . . . . .            5,997            3,331           4,232

Other lending fees . . . . . . . . . . . . . . . .              607              591             617



     The Company closed $303 million loans for sale in 1994, 63.8% less than in
1993.   Also in 1994, loan purchases declined 56.8% to $49.7 million.  In 1993, loans originated for sale totaled $838 million which was a 26.4% increase from 1992 and loan purchases were up 25.9% to $115 million.

     The 67.9% reduction in gain on sales of mortgage loans in 1994 was due to a 55.8% reduction in the amount of mortgage loans sold and less favorable market pricing. In 1993, the gain on sales of mortgage loans was $3.1 million or 48.4% greater than in 1992. This reflected 22.9% more loans sold in 1993 and higher cash gains as a result of the higher refinancing activity level in 1993.

     Gain on sales of loan servicing rights was $6.0 million in 1994, an 80.0% increase from the gain earned in the previous year. Because of the reduced gains realized on the sales of mortgage loans in 1994, the Company increased the amount of loan servicing rights sold in the current year by 90.9% to $481 million. As part of the Merger Agreement discussed above, the Company agreed not to sell any loan servicing rights after the third quarter of 1994. During the third quarter of 1994, the Company sold $140 million of loan servicing rights to Firstar for a gain of $2.4 million. Gain on sales of loan servicing rights was $3.3 million for 1993, a 21.3% decrease from the gain earned in 1992. The decreased gain in 1993 reflects the Company's decision to retain more servicing rights because of the substantial gains on sales of mortgage loans.

     Loan servicing fees were $5.2 million in 1994 compared to $2.8 million in 1993 and $1.5 million in 1992. In 1994, the average servicing portfolio was $110 million greater than in 1993. In addition, no adjustments were required to capitalized servicing rights. Loan servicing fees were negatively impacted in 1993 and 1992 by adjustments of $1.4 million and $1.5 million, respectively, made to capitalized servicing rights. These adjustments were necessary to reflect the high prepayment activity in the low interest rate environment and to conform with accounting and regulatory guidelines adopted in 1992. Because of the high level of originations in 1993, the servicing portfolio experienced a net growth during 1993 of $376 million.

     Commissions on annuity sales were $566 thousand on sales of $11.5 million in 1994, almost the same as the $561 thousand on annuity sales of $11.4 million in 1993. The Company earned $575 thousand on annuity sales of $11.0 million in
1992.   In early 1992, there were proposals to Congress that certain tax benefits enjoyed by the insurance industry be eliminated. This had the effect of increasing sales during 1992. During 1993 and 1994, sales remained strong due to the strength of the Company's experienced staff of licensed agents who regularly promote these products.

     Commissions on title insurance sales were $427 thousand in 1994, $936 thousand in 1993 and $135 thousand in 1992. This activity began in late 1992 with 1993 being the first full year of operation and a year with record mortgage origination activity for the Company. During 1994, title insurance was sold on 832 loans compared to 2,894 loans in 1993 and 476 loans in 1992. The 1994 title insurance activity was adversely affected by the significantly reduced mortgage banking activity.

     Other income increased to $1.0 million for 1994 from $991 thousand in 1993 and $876 thousand in 1992. Other income includes fees on retail accounts, credit life insurance commissions and other activity-related fees which have increased all three years along with the increasing numbers of loans and accounts.

     NONINTEREST EXPENSE. Noninterest expense increased 6.7% to $28.2 million for the year ended December 31, 1994 compared to $26.5 million for the same period in 1993. Noninterest expense grew 17.6% in 1993 from the $22.5 million in 1992. The increase in noninterest expense over the three year period was generally attributable to the Company's continued expansion of both its mortgage banking and retail banking activities.

                               NONINTEREST EXPENSE
                                 (In thousands)


                                                                     Year ended December 31
                                                       ------------------------------------------------
                                                           1994                1993                1992
                                                           ----                ----                ----
Employee compensation and benefits . . . . . . .       $  15,393           $  15,430           $  12,650
Occupancy and equipment. . . . . . . . . . . . .           4,140               3,814               3,407
Advertising. . . . . . . . . . . . . . . . . . .           1,103                 926                 667
Federal deposit insurance premiums . . . . . . .           1,393               1,224               1,173
Other. . . . . . . . . . . . . . . . . . . . . .           6,197               5,068               4,612
                                                       ---------           ---------           ---------
                                                       $  28,226           $  26,462           $  22,509
                                                       ---------           ---------           ---------
                                                       ---------           ---------           ---------

     Employee compensation and benefits for 1994 and 1993 were both $15.4 million. Three retail and two mortgage offices were opened during the second half of 1993, and 1994 experienced the first full year expense of the staff for these offices. Offsetting this was a 25% decrease in mortgage production staff overall as staff levels were adjusted for the decreased mortgage banking activity during 1994. Employee compensation and benefits for 1993 were 22.0% more than 1992 primarily because of an 18.2% increase in staffing to support
the high level of mortgage activity and new offices.   Mortgage production,
title insurance, consumer lending, mortgage servicing and marketing increased staff to support the higher level of activity. Benefits increased in step with compensation and were also affected by higher health insurance costs.

     Occupancy expense increased $326 thousand or 8.6% in 1994 over 1993 and $407 thousand or 11.9% in 1993 over 1992. The new offices opened in the second half of 1993 were largely responsible for the increases as 1994 expense included a full year of the new office expenses. Rents and related expenses increased 10.2% between 1994 and 1993 and 7.9% between 1993 and 1992. Equipment expenses were up 4.6% in 1994 over 1993 and 20.2% between 1993 and 1992. In 1993, depreciation expense for a full year was first incurred on computer equipment purchased in 1992 as part of a major networking project.

     Continuing a strategy that began in 1993, the Company promoted its retail banking products in the media and through point of sale displays in its locations during 1994. In addition, a new mortgage product was heavily promoted. These efforts resulted in a $176 thousand or 19.0% increase to $1.1 million in advertising expense in 1994 over 1993. Advertising expense increased 38.8% to $926 thousand in 1993 from $667 thousand in 1992. In 1993, as part of its strategy to increase deposits and consumer loans, the Company increased both its advertising of retail products and targeted marketing efforts such as promotions for the new retail banks and point of sale materials.

     Federal deposit insurance premiums increased 13.8% in 1994 from 1993 and 4.3% between 1993 and 1992 along with increased deposits. The Bank's insurance premium rate was .23% of the deposit base for 1994, 1993 and 1992 due to the Bank being categorized by the FDIC as "well capitalized." The increase in insurance expense does not always match the percent of deposit increase between periods because the premiums are based on deposit levels of prior six month periods.

     Other expenses increased $1.1 million or 22.3% in 1994 over 1993. Data processing fees were $259 thousand greater in 1994 due to fee increases by the vendor. Foreclosure expenses increased by $369 thousand in 1994 as the Company incurred significant costs in connection with the disposal of several commercial real estate properties. The provision for real estate losses in 1994 was up by $208 thousand due to increased reserves on foreclosed commercial property. In connection with the Merger, the Company incurred $203 thousand in expenses in 1994. Other expenses were up 9.9% in 1993 over 1992 primarily due to the record production level and the Company's growth and new product lines. Decreases in expenses associated with holding foreclosed real estate were offset by increases in other categories. These included telephone expenses, which grew to support new offices and enhanced computer network capabilities, supplies, postage, data processing and professional fees.

     INCOME TAXES. Income tax expense was $6.1 million for 1994 compared to $6.8 million for 1993 and $5.2 million for 1992. Income tax expense has been between 40.1% and 42.3% of earnings before income tax expense for all three years. For additional information on income taxes, refer to Note 13 of Notes to Consolidated Financial Statements. Effective January 1, 1993, the Company adopted the new accounting standard for income taxes, Statement of Financial Accounting Standards No. 109. A $125 thousand cumulative effect of adopting the new standard was recognized in the first quarter of 1993.

FINANCIAL CONDITION

     The Company's assets grew 10.8% to $1.1 billion between December 31, 1994 and 1993. This growth was primarily the result of origination of significant amounts of adjustable rate residential mortgage loans and, to a lesser extent, of consumer home equity loans. This reflects the Company's strategy to grow with high quality, interest-rate sensitive assets. Residential real estate loans continue to make up the largest portion of the Company's permanent loan portfolio. These loans were 85.2% of portfolio loans at December 31, 1994, up slightly from 84.6% at December 31, 1993. The Company has increased its emphasis on supplementing its residential loan portfolio by increasing its consumer lending capability, primarily through home equity loans. Continued marketing and exposure to the loans in the retail bank offices caused consumer loans to grow $25.5 million to 11.7% of the permanent loan portfolio at December 31, 1994 from 11.5% at December 31, 1993. The Company maintains a small commercial real estate loan portfolio originated in prior years and does not actively seek new commercial real estate loans.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. In Note 18 of the accompanying Consolidated Financial Statements, the Company has disclosed the estimated fair values of all on and off-balance sheet financial instruments. At December 31, 1994 and 1993, total financial assets had estimated fair values in excess of their carrying amounts of $14.8 million and $51.4 million, respectively. These excess amounts were primarily due to excess servicing rights in both years and also mortgage loans at December 31, 1993. Total financial liabilities had estimated fair values of $8.8 million less than their carrying amounts at December 31, 1994 and $3.5 million in excess of their carrying amounts at December 31, 1993. These amounts were due to changes in the estimated fair values of deposits and notes payable.

     While the estimated fair values of mortgage loans were $32.1 million greater than the respective carrying amounts at December 31, 1993, at December 31, 1994 the estimated fair values had declined to a $746 thousand excess over the carrying amount. At year end 1993, ARM loans, such as the Company's, were generally being sold at a premium because their then current indexed rates were higher than initial market yields. Since that time, market rates have risen substantially, and the premium pricing advantage no longer existed at December 31, 1994. Excess servicing rights had estimated fair values greater than carrying amounts by $16.0 million at year end 1994 and $17.4 million at year end
1993.   Excess servicing rights relate to servicing that the Company has created and retained from its own origination activities. Carrying amounts represent only the discounted present value of future service fee income in excess of a normal market rate servicing fee. Estimated fair values are significantly greater than these amounts.

     Deposits had estimated fair values less than carrying amounts of $3.4 million at December 31, 1994 and $4.3 million greater than carrying amounts at December 31, 1993. Because of increases in market interest rates between year ends, certificates of deposits at December 31, 1994 had interest rates which were somewhat less than the Company's rates offered for deposits with similar maturities at that date. The reverse situation was true at December 31, 1993. At December 31, 1994 and 1993, the estimated fair values of notes payable were less than their carrying amounts by $5.3 million and $1.4 million, respectively. These differences result from the Company's borrowings at both year ends having interest rates somewhat less than rates charged at those dates by the FHLB for borrowings with similar maturities.

     NONPERFORMING ASSETS. Nonperforming assets include all nonaccrual loans and real estate acquired through foreclosure net of specific reserves. Nonperforming assets were $4.6 million at December 31, 1994, down 45.8% from year end 1993. The substantial decline reflects reductions of $1.7 million in foreclosed residential real estate and $2.9 million in foreclosed commercial real estate partially offset by a $620 thousand increase in nonperforming residential real estate loans. During 1994, substantially all of the foreclosed residential real estate property was disposed of. In addition, several foreclosed commercial real estate properties were sold while there were no additional commercial properties foreclosed upon during 1994. Nonperforming assets were $8.6 million at December 31, 1993, down 7.5% from December 31, 1992. The decline resulted primarily from the net of a $1.4 million decrease in foreclosed residential real estate and an $810 thousand increase in foreclosed commercial real estate. Foreclosed commercial real estate had a net increase because two properties, valued at about $2.1 million, were added while a $1.3 million property was sold during 1993. Nonperforming loans as a percentage of loans held in portfolio increased slightly to .26% at December 31, 1994 from .24% at December 31, 1993 and declined from .31% at December 31, 1992. Nonperforming assets as a percentage of total assets also continued to decline and were .41% at December 31, 1994 compared to .85% at December 31, 1993 and 1.14% at December 31, 1992. The improvement in these ratios was both the result of the decline in nonperforming assets along with the increases in loans held in portfolio and total assets during 1994 and 1993.

                              NONPERFORMING ASSETS
                             (DOLLARS IN THOUSANDS)


                                                                  Year ended December 31
                                                     -----------------------------------------------
                                                       1994                1993                1992
                                                       ----                ----                ----
Loans:
  Residential real estate. . . . . . . . . . .       $ 2,472             $ 1,852             $ 1,987
  Consumer . . . . . . . . . . . . . . . . . .           148                  51                  43
                                                     -------             -------             -------
                                                       2,620               1,903               2,030
                                                     -------             -------             -------
Real estate owned and
    in judgment, net:
        Residential. . . . . . . . . . . . . .           136               1,868               3,242
        Commercial . . . . . . . . . . . . . .         1,890               4,807               3,997
                                                      ------             -------             -------
                                                       2,026               6,675               7,239
                                                      ------             -------             -------
Total nonperforming assets . . . . . . . . . .       $ 4,646             $ 8,578             $ 9,269
                                                     -------             -------             -------
                                                     -------             -------             -------
Nonperforming Loans as a
    percentage of net Loans held
    in portfolio . . . . . . . . . . . . . . .           26%                .24%                .31%
Nonperforming assets as a
    percentage of total assets . . . . . . . .          .41%                .85%               1.14%



     In accordance with generally accepted accounting principles, real estate owned and in judgment is carried at the lower of cost or fair value less estimated cost to sell. At December 31, 1994, commercial real estate owned included $1.9 million in properties acquired through foreclosure of three loans. In January, 1994, the Company completed foreclosure on a combination office and warehouse in a western suburb of Minneapolis which had an estimated fair value of $859 thousand at December 31, 1994. The Company is attempting to sell this
property.   In April 1993, the Company received title to seven fully leased retail and convenience store properties located in the Minneapolis-St. Paul area which originally secured a $1.1 million loan. The Company sold five of these properties in 1994 and is actively marketing the remaining two properties which had an estimated fair value of $492 thousand at December 31, 1994. No other nonperforming asset had a carrying value exceeding $400 thousand at December 31, 1994.

     ANALYSIS OF RESERVES FOR LOAN AND REAL ESTATE LOSSES. The reserves for losses provide for potential losses in the Company's loan and real estate portfolios. The reserves are increased by the provision for losses and by recoveries and are decreased by charge-offs. The adequacy of the reserves is judgmental and based on the continued evaluation of the nature and volume of the loan and real estate portfolios, overall portfolio quality, specific problem loans, collateral values, historical experience and current economic conditions that may affect the borrowers' ability to pay.

     The reserve for loan losses was $3.6 million at December 31, 1994, $3.0 million at December 31, 1993, and $2.6 million at December 31, 1992. The increases over the three year period are a result of increased provisions to cover larger residential and consumer loan portfolios as well as a determination by the Company to increase the size of its unallocated general reserve which was
established to cover unforeseen loan losses.   The provision for loan losses was
$652 thousand in 1994, $631 thousand in 1993 and $869 thousand in 1992. Of these provisions, $450 thousand, $192 thousand and $499 thousand, respectively, were allocated to the unallocated general reserve. In December, 1993 Federal bank regulatory agencies issued the "Interagency Policy Statement on the Allowance for Loan and Lease Losses" (Statement). The Statement provides guidance on the level of allowances considered adequate by regulators. In response to this Statement, the Company revised its loan loss reserve policies. As a result, while the total loan loss reserves maintained by the Company were not reduced, $631 thousand was reclassified from the general reserves to the unallocated reserves during 1994. Partially offsetting the provision were net charge-offs of $10 thousand, $250 thousand, and $252 thousand in 1994, 1993 and 1992, respectively. For a summary of the reserve for loan losses, see Note 5 of Notes to Consolidated Financial Statements of this report.

     The reserve for real estate losses was $386 thousand, $135 thousand, and $696 thousand at December 31, 1994, 1993 and 1992, respectively. The provision for real estate losses (included in other expenses) was $328 thousand, $120
thousand and $286 thousand in 1994, 1993, and 1992, respectively.   During 1994,
the Company increased the reserves on its remaining foreclosed commercial real estate properties to reflect the characteristics of the properties that reduce their marketability. During 1993, the reserve declined because of the charge-off of a $599 thousand loss that had been previously reserved for on a commercial property acquired in late 1989. While the Company has experienced occasional losses on foreclosed residential real estate, its experience has generally been favorable. For a summary of the reserve for real estate losses, see Note 9 of Notes to Consolidated Financial Statements of this report.

     ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK. The Company's continuing objective is to minimize the sensitivity of its earnings to interest rate fluctuations by matching the repricing characteristics of its assets and liabilities at a profitable interest rate spread. In order to achieve such matching, the Company has emphasized the origination and retention of ARMs and prime-rate related consumer lending for its own loan portfolio which have interest rates that adjust periodically in accordance with market interest rates. At December 31, 1994, loans that adjust with market interest rates constituted 97.1% of the Company's permanent loan portfolio. The Company sells substantially all of the long-term fixed-rate mortgages it originates.

     The Company monitors its interest rate risk primarily through analysis of the match between the repricing characteristics of its assets and liabilities and the potential impact on net interest income from possible interest rate movements. The Company has not utilized hedging techniques such as financial futures or interest rate swaps.

     The accompanying table sets forth the Company's interest rate sensitive assets and interest rate sensitive liabilities at December 31, 1994 and the related "gap" (the difference between the interest-earning assets and the interest-bearing liabilities that reprice during such period) for each repricing period. Loans are shown based on the repricing date or contractual maturity date, if applicable, and then adjusted for scheduled amortization and prepayment assumptions based on historical experience. Mortgage loans held for sale are shown in the "6 months or less" category. All fixed rate and noninterest-bearing checking and savings accounts have been adjusted for an annual decay rate based on industry experience. Certain advances and loan payments from borrowers held under escrow (escrow accounts) are included in transaction accounts while other escrow accounts are included in other borrowings depending on the nature of the escrow deposit. These escrow accounts have also been adjusted for annual decay rates. Other borrowings also include subordinated debt.

                           ASSET/LIABILITY MATURITIES
                             (DOLLARS IN THOUSANDS)


                                                                              December 31, 1994
                                             -------------------------------------------------------------------------------------
                                              6 months       6 months        1 to 3        3 to 5        More than
                                               or less       to 1 year        years         years         5 years          Total
                                               -------       ---------        -----         -----         -------          -----
Assets:
   Mortgage loans. . . . . . . . . . . .     $  432,302     $  351,961     $  111,956     $      384     $    1,209     $  897,812
   Consumer loans. . . . . . . . . . . .         78,487         11,366          7,164          9,381         10,272        116,670
   Cash and investment securities. . . .         52,129          2,409         14,107          9,557                        78,202
   Total rate sensitive assets . . . . .     $  562,918     $  365,736     $  133,227     $   19,322     $   11,481     $1,092,684

Liabilities:
   Fixed maturity deposits . . . . . . .     $  245,714     $  140,896     $   66,347     $   13,062     $        2     $  466,021
   Transaction accounts. . . . . . . . .          9,431          7,761         18,440          7,886         19,240         62,758
   Money market accounts . . . . . . . .        103,097                                                                    103,097
   FHLB advances . . . . . . . . . . . .        341,000         52,000          7,000                                      400,000
   Other borrowings. . . . . . . . . . .            849            431          1,487          1,191         26,237         30,195
   Total rate sensitive liabilities. . .     $  700,091     $  201,088     $   93,274     $   22,139     $   45,479     $1,062,071

   Gap . . . . . . . . . . . . . . . . .     $ (137,173)    $  164,648     $   39,953     $   (2,817)    $  (33,998)    $   30,613
   Cumulative gap. . . . . . . . . . . .                    $   27,475     $   67,428     $   64,611     $   30,613

   Cumulative gap to total assets. . . .        (12.2)%           2.4%           6.0%           5.7%           2.7%


     The Company's cumulative one year gap was a positive $27.5 million or 2.4% of assets at December 31, 1994 versus a positive 12.3% at December 31, 1993. During 1994, assets in the "one year or less" categories increased $74.3 million while liabilities in the same categories increased $172 million. The increase in assets for such categories was due primarily to an increase in one year ARM loans and also to an increase in prime rate related consumer loans originated offset slightly by a reduced cash position at year end. The increase in liabilities for these categories was from a $140 million increase in fixed maturity deposits and an $81.0 million increase in FHLB advances. These were reduced by $46.8 million decrease in money market and transaction accounts. The cumulative three year gap was $67.4 million or 6.0% of assets at December 31, 1994 which was less positive than the 9.1% at December 31, 1993.

     The recorded value of capitalized servicing rights is susceptible to interest rate risk. At December 31, 1994, capitalized servicing rights were $4.1 million. The capitalized amounts and the amortization is based partly on prepayment assumptions of the underlying loans. Increased levels of prepayments generally occur in a declining interest rate environment. When a loan is prepaid, the Company ceases to collect servicing income on such loan. If actual prepayments exceed the Company's assumptions in the future, adjustments to the carrying value of servicing rights may be required. During 1994, because of the increase in market interest rates, actual prepayments did not exceed the assumed level of prepayments. Consequently, no additional adjustment to the carrying value of servicing rights was required in 1994. During 1993 and 1992, adjustments of $1.4 million, $1.5 million, respectively, were made to capitalized servicing rights on loans because of the higher prepayments experienced in the related periods. For additional information on these adjustments, see the discussion on loan servicing fees included in the "Noninterest Income" section.

     LIQUIDITY. Cash and cash equivalents totaled $29.9 million at December 31, 1994, a decrease of $28.4 million from December 31, 1993. The decrease resulted from $210 million in net cash used by investing activities, primarily to fund new loans, partially offset by $82.2 million in net cash provided by operating activities and $99.4 million in net cash provided by financing activities. See the Statement of Cash Flows in the Consolidated Financial Statements for detail. As discussed earlier, increased market interest rates during 1994 reduced the market demand for fixed rate mortgage loans but increased the demand for ARMs. Consequently, the Company invested $209 million in additional loans. These loans were principally funded by $75.9 million in cash provided by the reduction in the amount of mortgage loans held for sale, $31.1 million in increased deposits, $75.0 million in additional FHLB advances and a $28.4 million reduction in cash and cash equivalents.

     Cash and cash equivalents increased $18.1 million during 1993 to $58.3 million at December 31, 1993. The increase resulted from $191 million in net cash provided by financing activities less $159 million in net cash used by investing activities and $14.4 million in net cash used by operating activities.

     Cash and cash equivalents totaled $40.2 million at December 31, 1992, an increase of $22.4 million from December 31, 1991. This increase was the result of $12.9 million in net cash provided from operating activities and $200 million in net cash provided by financing activities less $191 million in net cash used by investing activities.

     Net cash was used by operating activities in 1993 primarily to fund a $14.3 million increase in mortgage loans held for sale. In 1992, net cash was provided by operating activities from a number of sources as detailed in the Statement of Cash Flows.

     During 1993, $148 million of the net cash used by investing activities funded an increase in loans. Of this growth, $120 million was in mortgage loans as customer demand continued. Consumer loans made up the remainder of the increase. Funds were also invested in investment securities for a net increase of $9.6 million to help the Company meet its growing liquidity requirement caused by the asset growth. Of the net cash used by investing activities in 1992, $185 million was used to fund a net increase in loans. Approximately $149 million of this growth was in mortgage loans with consumer loans causing the remaining increase.

     During 1993, the net cash provided by financing activities was from a $91 million increase in deposits and a $100 million net increase in FHLB advances. These funds were used to fund loan growth during the year. The net cash provided by financing activities in 1992 was due to a net increase of $175 million in FHLB advances used to fund loan growth and the $22.1 million of net proceeds from the issuance of subordinated notes. Deposits increased only $3.1 million as the Company had difficulty attracting deposits in the low interest rate environment. FHLB advances provided funding not met by other sources. FHLB borrowings were $400 million at December 31, 1994 and $325 million at December 31, 1993. The maximum FHLB borrowings were $400 million in 1994 compared to $325 million and $243 million for 1993 and 1992, respectively.

     At December 31, 1994 the Company had aggregate loan funding commitments (including committed lines of credit) of $81.3 million and aggregate commitments for the sale of loans of $21.5 million. The Company's expected proceeds from loan sales and its ability to obtain advances from the FHLB exceeded its funding commitments at December 31, 1994.

     The Bank is required by the OTS to maintain "liquidity" (cash and certain eligible investments) in an amount equal to a certain percentage of its deposits and short-term borrowings to assure its ability to meet demands for withdrawals and repayment of short-term borrowings. The percentage, which may be changed at any time by the OTS, is currently 5%. Management believes that the liquidity maintained by the Bank, together with the sources of funds discussed above, is adequate to meet contingencies.

     CAPITAL MANAGEMENT. The Company's stockholders' equity increased 15.1% to $54.3 million at December 31, 1994 from $47.2 million at December 31, 1993.
This increase was primarily the result of net earnings retained of $5.8 million. The Company began paying quarterly common stock dividends in the second quarter of 1992 at the annual rate of $.24 per share. For 1993, the Company increased the dividend rate 56.3% to $.375 per share and the 1994 dividend increased 33.3% to an annual rate of $.50 per share. Book value per common share was $13.31 at December 31, 1994 compared to $11.90 at December 31, 1993.

     The Company increased its capital position in 1992 by issuing $23.0 million of 10 year subordinated notes. Of the net proceeds of $22.1 million, $12.0 million was contributed to the Bank's paid in capital during 1992 and an additional $5.0 million in 1993.

     The Bank is categorized by regulations as a "well capitalized" institution, the highest level obtainable. This categorization has allowed the Bank to have a lower deposit insurance premium cost and to have more operation flexibility. For additional information on capital requirements see Note 12 of Notes to Consolidated Financial Statements of this report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements and notes thereto are set forth beginning on the page immediately following the signature page to this Annual Report on Form 10-K:

     Consolidated Statements of Earnings for the years ended December 31, 1994, December 31, 1993, and December 31, 1992

     Consolidated Balance Sheets at December 31, 1994 and 1993

     Consolidated Statements of Stockholders' Equity for the period from January 1, 1992 to December 31, 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1994, December 31, 1993 and December 31, 1992

     Notes to Consolidated Financial Statements

     Report of KPMG Peat Marwick LLP

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to each director as of March 1, 1995:

                                        PRINCIPAL OCCUPATION AND BUSINESS
        NAME                 AGE         EXPERIENCE FOR PAST FIVE YEARS
        ----                 ---        ---------------------------------
E. Thomas Binger . . . . .   72      General Partner in Pittsburgh Pacific
                                     Company, Ltd., a general partnership with interests in the iron ore business, from 1970 to 1993, at which time the company was liquidated. Member of the Board of Directors of MTS Systems Corp. and Bemis
                                     Company Inc.

Leonard E. Brown . . . . .   60      Partner with the accounting firm of KPMG
                                     Peat Marwick LLP, Minneapolis, Minnesota for over five years until his retirement in August 1988. Member of the Board of Directors of Gate City Federal Savings
                                     Bank, Fargo, North Dakota.

James M. Burkholder. . . .   52      President and Chief Executive Officer of
                                     the Company and Investors Bank, F.S.B.
                                     since September 1990 and Chairman since
                                     December 1990. Executive Vice President
                                     and Chief Financial Officer of the Company and Investors Savings Bank, F.S.B. from
                                     1983 to September 1990.

Graham N. Heikes . . . . .   58      Sole practitioner since January 1994.
                                     Partner with Rice & Heikes, Ltd., a law firm he founded, from October 1989 to January 1994. Partner with the law firm of Jardine, Logan & O'Brien, St. Paul,
                                     Minnesota for over five years prior
                                     thereto.

John G. Lohmann, Jr. . . .   55      Executive Vice President and Secretary of
                                     the Company and Executive Vice President,
                                     Chief Lending Officer and Secretary of
                                     Investors Savings Bank, F.S.B. since 1983.

George E. Maas . . . . . .   57      Director of Simon-Telelect Inc. ("Simon-
                                     Telelect").  Chairman of the Board of
                                     Directors of Simon-Telelect from 1991 to 1993, and President of Simon-Telelect from 1979 to 1991.

Alice D. Mortenson . . . .   54      Director of Community Relations of M.A.
                                     Mortenson Co., a construction company,
                                     since 1989.  Trustee of Westminister
                                     Presbyterian Church. Member of the Board of Directors of Courage Center, Dunwoody
                                     Institute and the Greater Minneapolis
                                     Council of Churches.  Homemaker and
                                     community volunteer for at least five
                                     years.

     For fiscal year 1994, the directors of the Company (other than executive officers) were compensated at a rate of $12,000 plus $500 per Board meeting attended, $250 per committee meeting associated with a Board meeting and $500 per committee meeting not associated with a Board meeting. With the exception of annual grants (on July 1 of each year prior to 1994, and on May 3, 1994) of non-qualified stock options to purchase 2,666 shares (and 2,000 shares with respect to the May 3, 1994 grant) of Common Stock of the Company at fair market value, directors who are not officers or employees receive no other compensation from the Company.

     EXECUTIVE OFFICERS

     The following sets forth the Company's current executive officers:

       NAME                     AGE                   POSITION
-----------------------         ---      -------------------------------------
James M. Burkholder             52       Chief Executive Officer,  President
                                         and Chairman of the Board of Directors
                                         of the Company and the Bank

John G. Lohmann, Jr.            55       Executive Vice President, Secretary
                                         and Director of the Company and the
                                         Bank, Chief Lending Officer of the
                                         Bank

Daniel Arrigoni                 44       Executive Vice President of the
                                         Company and the Bank

Lynn V. Bueltel                 44       Senior Vice President and Chief
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

     Mr. Arrigoni has been Executive Vice President of the Company since May 1992 and Executive Vice President of the Bank since October 1, 1991. From September 1, 1986 until October 1, 1991, Mr. Arrigoni was President of the North Central Region of Margarettan Mortgage Co., Inc.

     Mr. Bueltel has been Senior Vice President of the Company since May 1992, Senior Vice President, Treasurer and Chief Financial Officer of the Bank since September 1990, and a Vice President of the Bank since June 1984.

     SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the three executive officers of the Company (there being no other executive officers of the Company) whose salary and bonus earned in the fiscal year ended December 31, 1994 exceeded $100,000 for services rendered.



                                        ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                          -------------------------------------------------     ---------------------------------------------
                                                                                        AWARDS           PAYOUTS
   NAME                                                            OTHER        --------------------     -------      ALL
   AND                                                             ANNUAL       RESTRICTED                           OTHER
PRINCIPAL                                                          COMPEN-         STOCK                  LTIP       COMPEN-
 POSITION                 YEAR         SALARY       BONUS(1)      SATION(2)      AWARDS(3)   OPTIONS     PAYOUTS    SATION(4)
 --------                 ----         ------       --------      ---------      ---------   -------     -------    --------

JAMES M. BURKHOLDER
President, Chief          1994       $202,000       $185,000        $45,319       $261,625                            $ 9,668
Executive Officer         1993        195,000        185,000         34,189                   13,333                    9,612
and Chairman of           1992        175,000        125,000         14,597        249,980                              8,670
the Company and
the Bank

JOHN G. LOHMANN, JR.
Executive Vice            1994        166,000        140,000         45,319        261,625                              9,273
President and             1993        161,000        140,000         34,189                   13,333                    8,643
Secretary of the          1992        155,000        105,000         14,597        249,980                              8,340
Company and the Bank;
Chief Lending Officer
of the Bank

LYNN V. BUELTEL
Senior Vice               1994        103,000         60,000                        40,250                              6,120
President and             1993        100,000         57,000                                   4,000                    6,397
Chief Financial           1992         96,000         52,000                                                            5,780
Officer of the
Company and Bank;
Treasurer of the Bank

DANIEL A. ARRIGONI
Executive Vice            1994        150,000        110,000                                                            6,000
President of the          1993        141,000        110,000                                                            7,272
Company and               1992        135,000         81,000
Executive Vice
President of the Bank-
Mortgage Production


(1) Represents cash bonuses paid in the following year with respect to services performed in the years indicated.

(2) Amounts shown as Other Annual Compensation are payments made in the following year for the benefit of certain named executive officers for federal and state withholding taxes in the preceding year arising from the lapse of restrictions on restricted stock held by such named executive officers.

(3) The amounts reported in this column represent the market value on the date of grant, without giving effect to the diminution in value attributable to the restrictions on such stock. In fiscal 1993, the Company awarded 22,986 shares of restricted stock to each of Messrs. Burkholder and Lohmann, with vesting occurring at the rate of 10% per year beginning on the date of grant. In fiscal 1994, the Company awarded 13,000 shares of restricted stock to each of Messrs. Burkholder and Lohmann, and 2,000 shares of restricted stock to Mr. Bueltel, with vesting occurring at the rate of 33-1/3% per year beginning January 1, 1995. Regular dividends are paid on the restricted stock reported in this column.

(4) The total amounts shown in this column for the last fiscal year consist of the following: (i) Mr. Burkholder: $6,120 - Company contributions to the Company's 401(k) plan; $3,548 - Benefit attributable to employee-owned life insurance policy; (ii) Mr. Lohmann: $6,120 - Company contributions to the Company's 401(k) plan; $3,153 - Benefit attributable to employee-owned life insurance policy; (iii) Mr. Bueltel and Mr. Arrigoni- all amounts are Company contributions to the Company's 401(k) plan.


STOCK OPTIONS

     The Company maintains a Restated Stock Option Plan and 1993 Stock Incentive Plan, pursuant to which executive officers, and other employees and consultants of the Company, may receive options to purchase the Company's common stock.

                        OPTION GRANTS IN FISCAL YEAR 1994

     In fiscal year 1994, the Company did not grant stock options to the Chief Executive Officer or the executive officers named in the Summary Compensation Table.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1994
                        AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes option exercises during 1994 by the Chief Executive Officer and by the executive officers named in the Summary Compensation Table, and the value of the options held by such persons at the end of 1994.


                                                                                                          VALUE OF UNEXERCISED
                                                                  NUMBER OF UNEXERCISED                   IN-THE-MONEY OPTIONS
                      SHARES                                   OPTIONS AT FISCAL YEAR-END(1)              AT FISCAL YEAR-END(2)
                     ACQUIRED              VALUE             --------------------------------       --------------------------------
    NAME            ON EXERCISE           REALIZED           EXERCISABLE        UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
    ----            -----------           --------           -----------        -------------       -----------        -------------
Mr. Burkholder          47,333            $760,473              18,333                -0-             $253,850               -0-
Mr. Lohmann             46,333             748,348              18,333                -0-              253,850               -0-
Mr. Bueltel             14,198             268,704               4,000                -0-               49,250               -0-
Mr. Arrigoni               --                 --                40,000              13,332             680,000            $226,644

-------------------------

(1) All of such options, with the exception of the options granted to Mr. Arrigoni, are exercisable at a price equal to the fair market value of the common stock on the date of grant.

(2) Represents the difference between the closing price of the Company's Common Stock as reported on the Nasdaq National Market on December 31, 1994 and the exercise price of the options.


LONG-TERM INCENTIVE PLAN AWARDS

     Other than its Restated Stock Option Plan and 1993 Stock Incentive Plan, the Company does not maintain any long-term incentive plans.

CHANGE IN CONTROL ARRANGEMENTS

     In addition to the employment and severance pay agreements discussed below, the Company has certain other compensatory arrangements with its executive officers which will result from a change in control of the Company. All outstanding stock option agreements provide for the acceleration of exercisability of options upon a change in control. The restricted stock award agreements also provide for the full vesting of all outstanding shares of restricted stock if the holder is terminated following a change in control.

EMPLOYMENT AGREEMENTS

     The Company has Employment Agreements with Messrs. Burkholder and Lohmann terminating December 31, 1996 but renewing annually thereafter. The employment agreements provide that the annual salaries of Messrs. Burkholder and Lohmann will be at least $195,000 and $161,000, respectively, that such officers shall be entitled to participate in incentive and other plans of the Company, and that the Company will establish and maintain disability insurance, term life insurance and retirement plans for such officers. See "Compensation Committee Report on Executive Compensation -- Long-Term Incentive Compensation." Both agreements also contain confidentiality obligations and covenants not to compete for one year after termination of employment. The agreements provide for severance pay on failure to renew in certain instances and provide that under certain circumstances (including a change in control) in the event of termination of employment prior to the termination of the agreements, the Company will pay to Messrs. Burkholder and Lohmann severance pay in an amount equal to three times and two times, respectively, the average annualized cash compensation (based on the last five years) of such officers.

     In the event that the Merger (as described above in "Management's Discussion and Analysis of Financial Condition and Results of Operations") is consummated, the Merger Agreements provide that Firstar and FCM will appoint Mr. Burkholder as President and Chief Executive Officer of Firstar Home Mortgage Corporation ("FHMC") and elect Mr. Burkholder a director of FCM and of Firstar Bank. In addition, the Company and Firstar have entered into amended employment agreements with Mr. Burkholder and Mr. Lohmann and an amended severance agreement with Mr. Bueltel, that amend the provisions of the existing agreements between the Company and such officers, and have entered into a new employment agreement with Mr. Arrigoni, each of which is effective upon consummation of the Merger. Mr. Burkholder's amended employment agreement provides for his employment as President and Chief Executive Officer of FHMC for a period of four years after consummation of the Merger at an annual salary of $210,000, an annual bonus of at least $100,000, participation in the other bonus, incentive compensation and other benefit plans generally offered to Firstar's executives, and continuation of the disability and life insurance benefits received as an officer of the Company. Mr. Lohmann's amended employment agreement provides for his employment as Executive Vice President of Firstar Bank for a period of one year after the Merger, at an annual salary of $165,000 and with benefits similar to those afforded Mr. Burkholder. Mr. Bueltel's amended severance agreement provides for continuation of his severance agreement with Firstar on terms similar to his severance arrangement with the Company (which provides that in the event of termination for good reason (as defined in the agreement) Firstar will pay Mr. Bueltel as severance pay an amount equal to one year's compensation). Mr. Arrigoni's agreement provides for his employment as Executive Vice President of FHMC for a period of 30 months after the Merger at an annual salary of $158,000, an annual bonus of at least $100,000, and other benefits similar to those afforded Mr. Burkholder and Mr. Lohmann. Each of Mr. Burkholder, Mr. Lohmann and Mr. Arrigoni have also entered into agreements not to compete with Firstar for periods of four years, three years and 30 months, respectively, after the date of the Merger.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 1995, information about the ownership of Common Stock by each director, by each executive officer named in the Summary Compensation Table and by all directors and executive officers (including the named individuals) as a group and by any other shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

                                                   SHARES BENEFICIALLY OWNED
                                               ---------------------------------
     NAME AND ADDRESS OF BENEFICIAL OWNER           NUMBER(1)          PERCENT
     ------------------------------------           --------           -------
James M. Burkholder. . . . . . . . . . . . .     268,953  (1)             7.7%
   200 East Lake Street
   Wayzata, Minnesota 55391

John G. Lohmann, Jr. . . . . . . . . . . . .     276,777  (2)             7.9%
   200 East Lake Street
   Wayzata, Minnesota 55391

E. Thomas Binger . . . . . . . . . . . . . .     212,291  (3)             6.2%
   5775 Wayzata Boulevard
   St. Louis Park, Minnesota 55416

George Maas. . . . . . . . . . . . . . . . .     173,334  (4)             5.2%
   P.O. Box 7
   Watertown, South Dakota  57201

First Bank System, Inc.. . . . . . . . . . .     179,589  (5)             5.3%
   601 Second Avenue South
   Minneapolis, MN 55402-4302

Alice D. Mortenson . . . . . . . . . . . . .      60,130  (6)             1.7%

Graham N. Heikes . . . . . . . . . . . . . .      22,663  (7)               *

Leonard E. Brown . . . . . . . . . . . . . .      19,997  (8)               *

Daniel A. Arrigoni . . . . . . . . . . . . .      66,890  (9)             1.4%

Lynn V. Bueltel. . . . . . . . . . . . . . .      71,694  (10)            2.0%

All directors and executive officers
  as a group (9 persons) . . . . . . . . . .   1,172,729  (11)           31.3%

*    Less than 1%.

(1) Includes 23,635 shares held in the Company's 401(k) plan, 18,333 shares purchasable upon exercise of options currently exercisable or options which become exercisable within 60 days, 32,333 shares held by such officer and director's spouse and 31,389 shares subject to Restricted Stock Agreements and certain forfeiture provisions.

(2) Includes 22,507 shares held in the Company's 401(k) plan, 18,333 shares purchasable upon exercise of options currently exercisable or options which become exercisable within 60 days, 4,977 shares held by such officer and director's spouse and children and 31,389 shares subject to Restricted Stock Agreements and certain forfeiture provisions.

(3) Includes 6,665 shares purchasable upon exercise of options currently exercisable or options which become exercisable within 60 days.

(4)  Includes 2,000 shares purchasable upon exercise of exercisable warrants.

(5) Based on information in Amendment No. 1 to a Schedule 13G Report dated February 13, 1995, delivered to the Company and indicating that First Bank Systems is the beneficial owner of such shares. Includes 172,477 shares for which First Bank System, Inc. exercises sole dispositive power and 7,112 shares for which it exercises shared dispositive power. Such shares are held by the banking affiliates of such entity in a fiduciary capacity on behalf of various customers.

(6) Includes 15,997 shares purchasable upon exercise of options currently exercisable or options which become exercisable within 60 days and 24,800 shares held by such director's spouse.

(7) Includes 15,997 shares purchasable upon exercise of options currently exercisable or options which become exercisable within 60 days and 2,000 shares purchasable upon exercise of warrants.

(8) Includes 18,664 shares purchasable upon exercise of options currently exercisable or options which become exercisable within 60 days.

(9) Includes 3,358 shares held in the Company's 401(k) plan, 40,000 shares purchasable upon exercise of options currently exercisable or options which become exercisable within 60 days and 13,532 shares purchasable upon exercise of exercisable warrants.

(10) Includes 16,879 shares held in the Company's 401(k) plan, 4,000 shares purchasable upon exercise of options currently exercisable or options which become exercisable within 60 days, 4,000 shares purchasable upon exercise of warrants and 1,333 shares subject to a Restricted Stock Agreement and subject to forfeiture.

(11) Includes 66,379 shares held in the Company's 401(k) plan as of September 30, 1994, 137,989 shares purchasable upon exercise of options currently exercisable or options which become exercisable within 60 days, 21,532 shares purchasable upon exercise of warrants, 64,778 shares subject to Restricted Stock Awards and 62,110 shares held by the spouses and children of officers and directors.

     The Company also has outstanding 303,640 shares of Cumulative Perpetual Preferred Stock, Series 1991, a non-voting, nonparticipating preferred stock. None of the executive officers or directors held any shares of such series of preferred stock as of March 1, 1995, except Mr. Burkholder who held 60 shares through an IRA account and whose spouse held 500 shares directly and 60 shares through an IRA account and Mr. Maas who holds 4,000 such shares.

     Under federal securities laws, the Company's directors and officers, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission") and the securities exchange on which the equity securities are registered. Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on Form 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 1994. All of the required reports were timely filed by each of the directors and officers of the Company during 1994.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following table sets forth certain information relating to mortgage and line of credit loans aggregating more than $60,000 made to executive officers named in the Summary Compensation Table and directors of the Company since December 31, 1993:


                                              LARGEST             AMOUNT
                                           INDEBTEDNESS         OUTSTANDING
NAME OF EXECUTIVE              INTEREST        SINCE                AT
OFFICER OR DIRECTOR              RATE     JANUARY 1, 1994    DECEMBER 31, 1994
-------------------              ----     ---------------    -----------------
Daniel A. Arrigoni (1) . . . .    8.7        $611,617           $603,195(1)
Graham N. Heikes . . . . . . .    6.4         127,109            125,618

-------------------------

(1) Mr. Arrigoni was retained as Executive Vice President and a member of the Executive Management Committee of the Bank on September 30, 1991, and the loans set forth above were incurred prior to his employment with the Bank. At December 31, 1991, Mr. Arrigoni had sold his interest in the property securing the mortgage loan set forth above. The property was purchased by the buyer but Mr. Arrigoni remains personally liable to the Bank for its repayment.


     All of the loans set forth in the table above were made in the ordinary course of business and on substantially the same terms as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collection or present other unfavorable features.

     Thomas R. Lohmann leases property constituting two banking offices to the Bank pursuant to leases expiring in 2010 and 2012. Thomas R. Lohmann is the brother of John G. Lohmann, Jr., an executive officer of the Company. Monthly net lease payments under such leases total approximately $36,600 (subject to adjustment for changes in price indices).

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a) 1.    FINANCIAL STATEMENTS

     The following financial statements and notes thereto are set forth beginning on the page immediately following the signature page to this Annual Report on Form 10-K:

     Consolidated Statements of Earnings for the years ended December 31, 1994, December 31, 1993, and December 31, 1992

     Consolidated Balance Sheets at December 31, 1994 and 1993

     Consolidated Statements of Stockholders' Equity for the period from January 1, 1992 to December 31, 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1994, December 31, 1993 and December 31, 1992


     Notes to Consolidated Financial Statements

     Report of KPMG Peat Marwick LLP

(a) 2.    FINANCIAL STATEMENT SCHEDULES


     The schedules have been omitted because of absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3.    LISTING OF EXHIBITS

        Exhibit Number                       Description
        --------------                       -----------

             2.1 Agreement and Plan of Reorganization between Investors Bank Corp., Firstar Corporation and Firstar Corporation of Minnesota (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed August 25, 1994 (File No. 0-16163)).

             2.2         Form of Voting Agreement (Incorporated by reference to
                         Exhibit 2.2 to the Company's Current Report on Form 8-K filed August 25, 1994 (File No. 0-16163)).

             3.1 Certificate of Incorporation of Company, as amended (Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-9554) (the "Registration Statement")).

             3.2 Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit
                         4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992) (File No. 0-16163)).

             3.3 Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994) (File No. 0-16163)).

             3.4 Charter of Investors Savings Bank, F.S.B. (the "Bank") (Incorporated by reference to Exhibit 3.2 of the Registration Statement).

             3.5 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Registration Statement).

             3.6 Restated Bylaws of the Bank (Incorporated by reference to Exhibit 3.4 of the Registration Statement).

             3.7 Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31,
                         1991).

             3.8 Certificate of Designation of Cumulative Perpetual Preferred Stock, Series 1991, of the Company (Incorporated by reference to Exhibit 4.5 to Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company with the Commission on October 11, 1992 (File No. 33-42684) (hereafter "S-4 Amendment No. 1").

             3.9 Amended Certificate of Designation of Cumulative Perpetual Preferred Stock, Series 1991 (Incorporated by reference to Exhibit 4.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 0-16163)).

            3.10 Warrant Agreement dated October 15, 1991 between the Company and Norwest Bank Minnesota National Association (Incorporated by reference to Exhibit 4.7 to the S-4 Amendment No. 1).

            3.11 Specimen form of certificate for the Company's Cumulative Perpetual Preferred Stock, Series 1991 (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-A dated January 6, 1992).

            3.12 Specimen Certificate of the Company's Warrants to Purchase Common Stock (Incorporated by reference to
                         Exhibit 1.2 to the Company's Form 8-A dated January 6,
                         1992).

            3.13 Specimen Certificate for the Company's Common Stock (Incorporated by reference to Exhibit 4.1 to the Registration Statement).

            3.14 Rights Agreement dated as of May 7, 1991, between the Company and Norwest Bank Minnesota National Association (Incorporated by reference to Exhibit 4 to the Company's current report on Form 8-K dated May 7,
                         1991).

             4.1 First Amendment to Rights Agreement, as executed (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 16163)).

             4.2 Form of Subordinated Debenture Due 1996 of the Bank (Incorporated by reference to Exhibit 4.3 to the Registration Statement).

             4.3 Stock Option Plan of the Company, as amended (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 33-12893)).

             4.4 Investors Bank Corp. 1993 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).

             4.5 Form of Indemnification Agreement with Directors (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1987).

             4.6 Indenture dated as of March 21, 1989 between the Bank and First Trust National Association relating to the 12.75% Subordinated Capital Notes due 1999 (Incorporated by reference to Exhibit 4.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16163)).

             4.7 Form of 12.75% Subordinated Capital Note due 1999 of the Bank (Incorporated by reference to Exhibit 4.7 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16163)).

            10.1 Lease dated January 7, 1987 between Thomas R. Lohmann, Susan M. Lohmann and the Bank relating to the Bank's Highland Park office (Incorporated by reference to Exhibit 10.14 of the Exchange Statement).

            10.2 Leases dated June 3, 1988 between Pinehurst Properties, Inc. and the Bank relating to the Roseville office of the Bank and the Investors Mortgage division. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended June 30, 1988 (File No. 0-16163)).

            10.3 Investors Savings 401(k) Plan Trust Agreement (1988 Restatement). (Incorporated by reference to Exhibit
                         10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (File No. 0-16163)).

           *10.4 Deferred Compensation Plan (Incorporated by reference to Exhibit 4.9 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16163)).

           *10.5 Restated Employment Agreement between the Company and James M. Burkholder (Incorporated by reference to
                         Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).

           *10.6 Restated Employment Agreement between the Company and John G. Lohmann, Jr. (Incorporated by reference to
                         Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).


           *10.7 Form of Severance Agreement (Incorporated by reference to Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992
                         (File No. 0-16163)).

           *10.8 Restricted Stock Award Agreement dated December 31, 1992 between the Company and James M. Burkholder (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

           *10.9 Restricted Stock Award Agreement dated December 31, 1992 between the Company and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).


          *10.10 Nonqualified Stock Option Agreement between the Company and Daniel Arrigoni (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
                         Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

          *10.11 Nonqualified Stock Option Agreement between the Company and Daniel Arrigoni (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

          *10.12 Performance Bonus Policy of the Company (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

          *10.13 Restricted Stock Award Agreement dated January 4, 1994 between the Company and James M. Burkholder (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).

          *10.14 Restricted Stock Award Agreement dated January 4, 1994 between the Company and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).

          *10.15 Restricted Stock Award Agreement dated January 4, 1994 between the Company and Lynn V. Bueltel (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).

          *10.16 Employment Agreement dated August 21, 1994 between the Company, Firstar Corporation and James M. Burkholder (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

          *10.17 Employment Agreement dated August 21, 1994 between the Company, Firstar Corporation and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

          *10.18 Employment Agreement dated August 21, 1994 between the Company, Firstar Corporation and Daniel P. Arrigoni (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

          *10.19 Noncompetition Agreement dated August 21, 1994 between Firstar Corporation and James M. Burkholder (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

          *10.20 Noncompetition Agreement dated August 21, 1994 between Firstar Corporation and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.5 to the Company's

                         Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

          *10.21 Noncompetition Agreement dated August 21, 1994 between Firstar Corporation and Daniel P. Arrigoni (Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

              11         Computation of Earnings per Common Share.

              22 Subsidiaries of the Company (Incorporated by reference to Exhibit 22 to the Registration Statement).

            24.1         Consent of KPMG Peat Marwick LLP

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.


(b)       Reports on Form 8-K
          -------------------

          None

(c) See Exhibit Index and Exhibits attached as a separate section of this report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INVESTORS BANK CORP.



Dated:  March 29, 1995                  By /s/JAMES M. BURKHOLDER
                                           ------------------------------
                                           James M. Burkholder, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Name Title     Date


 /s/JAMES M. BURKHOLDER       President, Chief Executive      March 29, 1995
-------------------------     Officer and Director
James M. Burkholder           (Principal Executive Officer)

                              Executive Vice President,       March __, 1995
-------------------------     Secretary and Director
John G. Lohmann, Jr.

/s/LYNN V. BUELTEL            Senior Vice President and       March 29, 1995
-------------------------     Chief Financial Officer
Lynn V. Bueltel               (principal finacial and
                              accounting officer)

 /s/E. THOMAS BINGER          Director                        March 29, 1995
-------------------------
E. Thomas Binger

 /s/LEONARD E. BROWN          Director                        March 29, 1995
-------------------------
Leonard E. Brown

                              Director                        March __, 1995
-------------------------
George E. Maas

 /s/GRAHAM N. HEIKES          Director                        March 29, 1995
-------------------------
Graham N. Heikes

                              Director                        March __, 1995
-------------------------
Alice D. Mortenson

[KPMG Peat Marwick LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Investors Bank Corp.:


     We have audited the accompanying consolidated balance sheets of Investors Bank Corp. and subsidiary as of December 31, 1994 and 1993 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investors Bank Corp. and subsidiary as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES.

                                             /s/ KPMG Peat Marwick LLP


KPMG Peat Marwick LLP
Minneapolis, Minnesota
January 20, 1995

                       INVESTORS BANK CORP. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                                                             December 31
                                                                 -----------------------------------
                                                                     1994                   1993
                                                                 ---------------     ---------------
                ASSETS
Cash and cash equivalents                                        $    29,934,244     $    58,314,515
Investment securities held to maturity (market value
      of $27,781,902 and $28,021,177, respectively) (Note 4)          28,962,361          27,778,989
Mortgage loans held for sale (Note 6)                                 15,449,390          88,351,696
Mortgage loans (Note 5)                                              882,363,160         698,895,887
Consumer loans (Note 5)                                              116,669,596          91,124,400
Federal Home Loan Bank stock (Notes 11 and 12)                        20,000,000          16,250,000
Capitalized servicing rights (Note 7)                                  4,051,433           4,425,281
Office properties and equipment (Note 8)                              15,774,236          15,731,333
Accrued interest receivable (Notes 4, 5 and 6)                         5,322,335           3,653,453
Foreclosed real estate (Note 9)                                        2,026,488           6,674,799
Other assets                                                           5,908,720           5,884,713
                                                                 ---------------     ---------------

            Total assets                                         $ 1,126,461,963     $ 1,017,085,066
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------


                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Deposits (Note 10)                                         $   635,793,665     $   603,412,708
      Notes payable (Note 11)                                        400,000,000         325,000,000
      Advances and loan payments from borrowers held under escrow      6,383,836           8,409,797
      Income taxes (Note 13)                                           1,892,425             549,263
      Subordinated debt (Note 11)                                     23,391,000          25,800,000
      Other liabilities                                                4,720,813           6,760,035
                                                                 ---------------     ---------------
           Total liabilities                                       1,072,181,739         969,931,803
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------

Stockholders' Equity (Note 14):
      Preferred stock, par value $.01, 1,000,000
        shares authorized, 303,640 shares issued and outstanding           3,036               3,036
      Common stock, par value $.01, 5,000,000
        shares authorized, 3,506,824 and 3,325,522 shares
        issued and outstanding, respectively                              35,068              33,255
      Additional paid-in capital                                      20,902,567          19,111,504
      Unamortized restricted stock                                   (1,115,944)            (675,808)
      Retained earnings, subject certain restrictions                 34,455,497          28,681,276
                                                                 ---------------     ---------------
           Total stockholders' equity                                 54,280,224          47,153,263
                                                                 ---------------     ---------------

           Total liabilities and stockholders' equity            $ 1,126,461,963     $ 1,017,085,066
                                                                 ---------------     ---------------
                                                                 ---------------     ---------------




See accompanying notes to consolidated financial statements.

                       INVESTORS BANK CORP. AND SUBSIDIARY
                       Consolidated Statements of Earnings


                                                                           Year ended December 31
                                                              -------------------------------------------
                                                                   1994           1993           1992
                                                              -------------  -------------  -------------
Interest Income:
    Interest on loans                                         $  62,144,404  $  54,250,037  $  49,449,041
    Interest on cash and investments                              2,541,286      2,396,639      2,262,820
    Interest and dividends on other assets                        1,433,011      1,122,410        803,998
                                                              -------------  -------------  -------------
        Total interest income                                    66,118,701     57,769,086     52,515,859
                                                              -------------  -------------  -------------

Interest Expense:
    Interest on deposits (Note 10)                               22,268,321     19,997,333     23,747,373
    Interest on borrowings (Note 11)                             17,329,786     12,654,143      6,606,392
                                                              -------------  -------------  -------------
        Total interest expense                                   39,598,107     32,651,476     30,353,765
                                                              -------------  -------------  -------------

Net interest income                                              26,520,594     25,117,610     22,162,094
Provision for loan losses (Note 5)                                  651,600        631,446        868,758
                                                              -------------  -------------  -------------
        Net interest income after provision for loan losses      25,868,994     24,486,164     21,293,336
                                                              -------------  -------------  -------------

Noninterest Income:
    Mortgage banking (Note 6)                                     9,619,680     13,313,359     11,178,090
    Loan servicing fees (Note 7)                                  5,198,942      2,829,749      1,490,797
    Commissions on annuity sales                                    565,886        560,733        575,053
    Commissions on title insurance sales                            427,140        935,681        135,081
    Other                                                         1,011,606        990,761        875,571
                                                              -------------  -------------  -------------
    Total noninterest income                                     16,823,254     18,630,283     14,254,592
                                                              -------------  -------------  -------------

Noninterest Expense:
    Employee compensation and benefits                           15,393,040     15,429,639     12,650,501
    Occupancy and equipment                                       4,140,360      3,813,908      3,406,693
    Advertising                                                   1,102,503        926,178        666,779
    Federal deposit insurance premiums                            1,392,730      1,224,472      1,172,908
    Other                                                         6,197,219      5,067,996      4,611,767
                                                              -------------  -------------  -------------
        Total noninterest expense                                28,225,852     26,462,193     22,508,648
                                                              -------------  -------------  -------------

Earnings before income tax expense and cumulative
    effect of accounting change                                  14,466,396     16,654,254     13,039,280
Income tax expense (Note 13)                                      6,121,759      6,753,835      5,227,251
                                                              -------------  -------------  -------------
Earnings before cumulative effect
    of accounting change                                          8,344,637      9,900,419      7,812,029
Cumulative effect of accounting change (Note 3)                                    125,000
                                                              -------------  -------------  -------------
Net earnings                                                  $   8,344,637  $  10,025,419  $   7,812,029
                                                              -------------  -------------  -------------
                                                              -------------  -------------  -------------
Net earnings available for common stockholders                $   7,509,627  $   9,079,707  $   6,844,175
                                                              -------------  -------------  -------------
                                                              -------------  -------------  -------------

Earnings per common share:
    Before cumulative effect of accounting change                     $2.00          $2.46          $1.98
    Cumulative effect of accounting change                                             .03
                                                              -------------  -------------  -------------
    Net earnings                                                      $2.00          $2.49          $1.98
                                                              -------------  -------------  -------------
                                                              -------------  -------------  -------------

Average common and common equivalent shares                       3,758,339      3,641,375      3,448,057



See accompanying notes to consolidated financial statements.

                       INVESTORS BANK CORP. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity





                                                                          Additional     Unamortized
                                             Preferred      Common          paid-in       restricted      Retained
                                               stock         stock          capital         stock         earnings        Total
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balances at December 31 , 1991             $      3,036   $     24,110   $ 18,051,929                  $ 14,575,349   $ 32,654,424

    Issuance of 45,973 restricted shares                           345        499,615   $  (499,960)
    Amortization of restricted stock                                                          49,996                        49,996
    Dividends on preferred stock                                                                          (967,854)       (967,854)
    Dividends on common stock                                                                             (579,902)       (579,902)
    Exercise of options                                            134         60,321                                       60,455
    Installment payments on common
      stock issued to employees                                                39,036                                       39,036
    Net earnings                                                                                          7,812,029      7,812,029
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balances at December 31, 1992                     3,036         24,589     18,650,901      (449,964)     20,839,622     39,068,184

    Remeasurement of restricted stock                                         310,320      (310,320)
    Amortization of restricted stock                                                          84,476                        84,476
    Dividends on preferred stock                                                                          (945,712)       (945,712)
    Dividends on common stock                                                                           (1,238,053)     (1,238,053)
    Exercise of options                                            351        155,648                                      155,999
    Exercise of warrants                                             2          2,948                                        2,950
    Net earnings                                                                                         10,025,419     10,025,419
    Four-for-three stock split                                   8,313        (8,313)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balances at December 31, 1993                     3,036         33,255     19,111,504      (675,808)     28,681,276     47,153,263

    Issuance of 28,000 restricted shares                           280        563,220      (563,500)
    Remeasurement of restricted stock                                         170,086      (170,086)
    Amortization of restricted stock                                                         293,450                       293,450
    Dividends on preferred stock                                                                          (835,010)       (835,010)
    Dividends on common stock                                                                           (1,735,406)     (1,735,406)
    Exercise of options and related tax benefits                 1,526      1,049,661                                    1,051,187
    Exercise of warrants                                             7          8,096                                        8,103
    Net earnings                                                                                          8,344,637      8,344,637
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balances at December 31, 1994              $      3,036   $     35,068   $ 20,902,567   $(1,115,944)   $ 34,455,497   $ 54,280,224
                                           ------------   ------------   ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------   ------------   ------------




See accompanying notes to consolidated financial statements.

                       INVESTORS BANK CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                                                    Year ended December 31
                                                                      --------------------------------------------------
                                                                         1994               1993                1992
                                                                      ----------         -----------         -----------
Cash Flows from Operating Activities:
     Net earnings                                                     $8,344,637         $10,025,419          $7,812,029
     Adjustments to reconcile net earnings
       to net cash provided
       (used) by operating activities:
          Depreciation and amortization                                2,065,864           3,799,572           3,732,627
          Amortization of deferred loan fees
            and discounts                                            (1,592,677)         (1,723,350)          (1,402,410)
          Gain on sales of mortgage loan servicing rights            (5,996,840)         (3,330,642)          (4,231,620)
          Proceeds from the sales of mortgage loan
            servicing rights                                           7,931,120           4,676,016           6,471,360
          Gain on sales of mortgage loans                            (3,015,605)         (9,391,057)          (6,328,687)
          Provision for loan and real estate losses                      979,581             751,623           1,154,743
          Deferred (prepaid) income taxes                              2,890,385           (401,241)            (863,075)
          Change in:
               Capitalized servicing rights                          (2,310,518)         (2,639,546)          (3,826,393)
               Accrued interest receivable                           (1,668,882)           (178,430)             254,809
               Interest payable on deposit accounts                    1,266,280             60,405           (1,288,251)
               Mortgage loans held for sale                           75,917,911        (14,298,313)           8,407,745
                  Other, net                                         (2,589,404)         (1,769,027)           2,971,738
                                                                   -------------       -------------        ------------
                    Net cash provided (used) by operating activities  82,221,852        (14,418,571)          12,864,615
                                                                   -------------       -------------        ------------


Cash Flows from Investing Activities:
     Net increase in loans                                         (208,844,795)       (147,846,650)        (185,108,155)
     Purchase of investment securities held to maturity              (7,323,370)        (16,632,480)          (5,560,543)
     Maturities of investment securities held to maturity              6,140,000           7,025,000           4,950,000
     Purchase of FHLB stock                                          (3,750,000)         (3,321,800)          (6,142,100)
     Sales of foreclosed real estate                                   5,093,733           4,805,145           3,679,461
     Increase in office properties and equipment, net                (1,358,681)         (2,674,643)          (2,492,026)
                                                                   -------------       -------------        ------------
                    Net cash used by investing activities          (210,043,113)       (158,645,428)        (190,673,363)
                                                                   -------------       -------------        ------------


Cash Flows from Financing Activities:
     Net increase in deposits                                         31,114,677          91,000,008           3,091,344
     Proceeds from FHLB advances                                     380,000,000         412,000,000         420,000,000
     Repayment of FHLB advances                                    (305,000,000)       (312,000,000)        (245,000,000)
     Net proceeds from issuance of subordinated debt                                                          22,133,514
     Redemption of subordinated capital notes                        (2,409,000)
     Net proceeds from common stock transactions                         331,690             158,949              99,491
     Dividends on preferred stock                                      (835,010)           (967,853)            (911,395)
     Dividends on common stock                                       (1,735,406)         (1,238,053)            (579,902)
     Net increase (decrease) in advances and loan payments
       from borrowers held under escrow                              (2,025,961)           2,246,457           1,329,221
                                                                   -------------       -------------        ------------
                    Net cash provided by financing activities         99,440,990         191,199,508         200,162,273
                                                                   -------------       -------------        ------------
Net increase (decrease) in cash and cash equivalents                (28,380,271)          18,135,509          22,353,525
Cash and cash equivalents at beginning of year                        58,314,515          40,179,006          17,825,481
                                                                   -------------       -------------        ------------
Cash and cash equivalents at end of year                             $29,934,244         $58,314,515         $40,179,006
                                                                   -------------       -------------        ------------
                                                                   -------------       -------------        ------------

Supplemental Disclosures:
     Cash paid during the year for:
       Interest                                                      $38,398,434         $32,408,299         $31,627,990
       Income taxes                                                    4,052,000           7,190,000           5,700,000

     Noncash transfer of loans to foreclosed real estate                 773,403           4,361,725           4,860,867




See accompanying notes to consolidated financial statements.

                       INVESTORS BANK CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                  Years ended December 31, 1994, 1993 and 1992


NOTE 1.   DESCRIPTION OF THE BUSINESS

          Investors Bank Corp. (the Company) is a holding company for a subsidiary engaged in the retail banking and mortgage banking businesses.

          The subsidiary, Investors Savings Bank, F.S.B. (the Bank), is a federally chartered savings bank with deposits insured by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.


NOTE 2.   MERGER AGREEMENT

          On August 21, 1994, the Company, Firstar Corporation ("Firstar") and
               Firstar Corporation of Minnesota ("Firstar Minnesota") entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which the Company will be merged (the "Merger") with and into Firstar Minnesota. The Agreement also calls for the merger of the Bank with and into Firstar Bank Minnesota, N.A., on the date of, and immediately after the Merger becomes effective. The Merger is to be accomplished by the exchange of .8676 shares of Firstar common stock for each share of the Company's common stock. See Note 14 for additional discussion of the effect of the Merger on the Company's preferred stock, outstanding warrants and options and restricted stock. For the year ended December 31, 1994, the Company had incurred $203,479 in costs related to the Merger.

          The Merger is subject to a number of conditions including regulatory approval. The Agreement requires the Company to use its best efforts to repurchase shares of the Company common stock to be held in treasury for issuance upon exercise of outstanding options and warrants to the extent such repurchases do not exceed $2,000,000. Subsequent to the Agreement it was determined such a repurchase plan would violate a covenant in the Company's 9.25% Subordinated Notes ("Notes"). On January 20, 1995, the Company obtained consent of the holders of a majority in principal amount of the outstanding Notes to waive the covenant.

          A special meeting of the Company's stockholders is scheduled for March
               15, 1995 to vote on the Merger. All of the executive officers and directors of the Company have entered into agreements that require them to vote for the Merger. The Company may terminate the Agreement if the trading price of Firstar common stock during the ten trading days ending three days before the special stockholders' meeting to approve the Merger is below $29 per share and at least 12.5% below an index composed of certain commercial banks.


NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates or assumptions.

          Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the reserve for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the reserves for loan and real estate losses, management obtains independent appraisals for significant properties.

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Investors Bank Corp. and its wholly owned subsidiary, Investors Savings Bank, F.S.B. All material intercompany balances and transactions have been eliminated in consolidation.

          INVESTMENT SECURITIES

          The Company adopted the provisions of Statement of Financial
               Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, as of January 1, 1994. Under SFAS No. 115, the Company must classify its debt and marketable equity securities in one of three categories:
               trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities available for sale include securities that management intends to use as part of its asset/liability strategy or that may be sold in response to changes in interest rate, changes in prepayment risk, the need to increase regulatory capital, or similar factors. The Company has the ability and intent to hold its securities to maturity. Accordingly, there are no securities held in a trading acount or available for sale and the adoption of SFAS No. 115 had no impact on the Company's consolidated financial statements as of January 1, 1994.

          Investment securities, consisting primarily of investment grade corporate bonds and U.S. Government agency obligations, are stated at cost, adjusted for amortization of premiums and accretion of discounts on purchase. Premiums and discounts are amortized on the interest method over the term of the securities.

          MORTGAGE LOANS

          The Bank originates and purchases both adjustable rate mortgage (ARM) and fixed interest rate mortgage loans. Substantially all conventional ARM loans are held for portfolio investment while substantially all government insured ARM loans and all fixed interest rate loans are sold in the secondary market. Mortgage loans held for sale are carried at the lower of cost or market determined on an aggregate loan basis.

          Interest is accrued monthly on outstanding principal balances unless management considers collection to be doubtful, which generally occurs when principal or interest payments are three months or more past due. Interest is subsequently recognized as income only to the extent cash is received. When properties securing loans are foreclosed upon, previously accrued but unpaid interest is reversed from income.

          LOAN ORIGINATION FEES AND DISCOUNTS

          Loan origination fees and certain other fees and certain direct loan origination costs are deferred and amortized to interest income as an adjustment of yield using the interest method, or recognized as a portion of gain on sales when the loans are sold. Loan discounts representing a return of yield are deferred and amortized to income using the interest method over the related periods to achieve a level yield.

          MORTGAGE BANKING INCOME

          Included in mortgage banking income are gain on sales of mortgage loans, gain on sales of loan servicing rights, and other lending fees.

          Gain on sales of mortgage loans are recognized when the loans are sold. Gain on sales include any discounts or premiums and the excess value of servicing rights retained. The excess value of servicing rights retained represents the discounted present value of future service fee income in excess of a normal market rate servicing fee.

          The Company engages in the sale of loan servicing rights. Gain on sales of servicing rights are recognized when the servicing rights are sold. Gains on sale result from net cash proceeds less the carrying value of capitalized servicing rights on the servicing pools sold.

          LOAN SERVICING FEES

          The Company derives loan servicing fees by collecting loan payments and performing certain escrow services for mortgage investors. Amortization of excess servicing rights and purchased servicing rights are recorded as a reduction to loan servicing fees.

          CAPITALIZED SERVICING RIGHTS

          Included in capitalized servicing rights is the unamortized balance of excess servicing rights capitalized. The amounts capitalized and the amortization thereon is based, in part, on certain prepayment assumptions of the underlying loans. If, in the future, actual prepayments exceed the Company's assumptions, adjustments to the carrying value of servicing rights may be required. Excess servicing rights are being amortized over the estimated remaining life of the related loans sold in proportion to estimated net servicing income.

          The Company has engaged in bulk purchases of loan servicing rights.
               The cost of these rights is capitalized and amortized over the estimated remaining life of the related loans in proportion to estimated net servicing income. Loan servicing rights are also purchased from correspondents in connection with the purchase of mortgage loans. Service release premiums are paid to acquire these rights. These amounts are amortized over the estimated life of the related loans or are offset against gain on sales of mortgage loans when the related loans are sold.

          FORWARD CONTRACTS

          The Company uses mandatory, optional and standby forward contracts as part of its overall interest rate risk management strategy for its mortgage banking operations. Outstanding contracts represent future commitments and are not included in the consolidated balance sheets. Gains and losses on forward contracts used as hedges in mortgage banking operations are deferred and recognized when the related mortgages or commitments are sold or when a loss adjustment is recognized on an aggregate basis to reduce the Bank's unsold loans and loan commitments to the lower of cost or market. Forward contracts which are no longer needed to hedge specific assets or commitments are valued at market and the resulting gains or losses are recognized immediately.

          RESERVE FOR LOAN LOSSES

          The reserve for loan losses provides for potential losses in the loan portfolio. The reserve is increased by the provision for loan losses and by recoveries and is decreased by charge-offs. The adequacy of the reserve is judgmental and is based on continual evaluation of the nature and volume of the loan portfolio, overall portfolio quality, specific problem loans, collateral values, historical experience and current economic conditions that may affect the borrowers' ability to pay.

          The Company adopted the provisions of SFAS No. 114, ACCOUNTING BY
               CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURES, as of January 1, 1994. SFAS No. 114 specifies how reserves for losses related to "impaired" loans should be measured. A loan is considered impaired if it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the Company will measure the amount of impairment based on the present value of expected future cash flows, the loan's observable market price or the fair value of any collateral. If foreclosure is probable, the Company shall measure impairment based on the fair value of the collateral. SFAS No. 114 does not apply to large groups of small balance, homogeneous loans that are collectively evaluated for impairment. The adoption of SFAS Nos. 114 and 118 had no effect on the consolidated financial statements as of January 1, 1994.

          Management believes that the reserves for losses on loans are adequate. While management uses available information to recognize losses on loans, future additions to the reserves may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the reserves for losses on loans. Such agencies may require additions to the reserves based on their judgments of information available to them at the time of their examination.

          FORECLOSED REAL ESTATE

          Real estate in judgment and acquired through foreclosure is initially recorded at the lower of cost or estimated fair value less selling costs. Provisions for possible losses on real estate are charged to earnings when necessary to reduce carrying values to estimated fair value less selling costs.

          DEPRECIATION AND AMORTIZATION

          Depreciation is computed on a straight-line basis over three to twelve years for office furniture and equipment and over forty years for buildings. Leasehold improvements are amortized using the straight-line method over the life of the asset or the term of the lease, whichever is less.

          INCOME TAXES

          The Company adopted SFAS No. 109 , "ACCOUNTING FOR INCOME TAXES", as of January 1, 1993 and applied the provisions prospectively as of that date. SFAS No. 109 requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of the application of SFAS No. 109 as of January 1, 1993 increased net earnings for the year ended December 31, 1993 by $125,000.

          EARNINGS PER COMMON SHARE

          Net earnings are adjusted for preferred stock dividends in the computation of earnings per common share. Earnings per common share are computed on the basis of the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares represent the dilutive effect of outstanding stock options and warrants.

          STATEMENT OF CASH FLOWS

          For purposes of the statement of cash flows, cash equivalents include investments in certificates of deposit with maturities of three months or less.

          RECLASSIFICATIONS

          Certain reclassifications have been made to the financial statements of prior periods to conform to the current presentation. The reclassifications had no effect on net earnings or stockholders' equity as previously reported.


NOTE 4.   INVESTMENTS

          Investments consisted of the following:



                                                    Gross          Gross       Estimated
                                    Amortized     unrealized    unrealized       market
                                      cost          gains         losses         value
                                -------------  -------------  -------------  -------------
December 31, 1994:
  Obligations of U.S.
    Government corpora-
    tions and agencies           $ 12,601,550     $    5,245    $   643,919   $ 11,962,876
  State and municipal
    obligations                        80,000                           957         79,043
  Investment grade corporate
    bonds                          15,872,275          3,001        543,829     15,331,447
  Other                               408,536                                      408,536
                                -------------  -------------  -------------  -------------
                                 $ 28,962,361     $    8,246     $1,188,705   $ 27,781,902
                                -------------  -------------  -------------  -------------
                                -------------  -------------  -------------  -------------

December 31, 1993:
  Obligations of U.S.
    Government corpora-
    tions and agencies           $ 11,625,812   $    174,746    $    35,747   $ 11,764,811
  State and municipal
    obligations                       210,000          1,150                       211,150
  Investment grade corporate
    bonds                          15,439,296        127,314         25,275     15,541,335
  Other                               503,881                                      503,881
                                -------------  -------------  -------------  -------------
                                 $ 27,778,989   $    303,210    $    61,022   $ 28,021,177
                                -------------  -------------  -------------  -------------
                                -------------  -------------  -------------  -------------





          There were no sales of investments during 1994, 1993 or 1992.

          The amortized cost and estimated market value of investment securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because obligors may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                   Estimated
                                                  Amortized cost  market value
                                                  -------------- --------------
          Due in one year or less                  $   5,297,920  $   5,264,700
          Due after one year through five years       23,664,441     22,517,202
                                                  -------------- --------------
                                                   $  28,962,361  $  27,781,902
                                                  -------------- --------------
                                                  -------------- --------------



          Included in accrued interest receivable at December 31, 1994 and 1993 is interest receivable on investments of $357,174 and $315,587, respectively.

NOTE 5.   LOANS HELD IN PORTFOLIO

          Mortgage loans consisted of the following:



                                                            December 31
                                                  -----------------------------
                                                       1994          1993
                                                  -------------- --------------
          Adjustable rate first mortgage           $ 842,241,833  $ 656,402,702
          Adjustable rate commercial real estate      31,362,695     30,629,989
          Adjustable rate second mortgage             11,577,903     13,567,815
          Other mortgage                               1,485,175      1,688,696
                                                  -------------- --------------
                                                     886,667,606    702,289,202

          Less:
            Unearned discount and fees                 1,188,757        979,061
            Reserve for losses                         3,115,689      2,414,254
                                                  -------------- --------------
                                                   $ 882,363,160  $ 698,895,887
                                                  -------------- --------------
                                                  -------------- --------------


          Consumer loans consisted of the following:


                                                           December 31
                                                  -----------------------------
                                                       1994           1993
                                                  -------------- --------------
          Home equity                              $ 104,858,453  $  80,025,235
          Other consumer                               6,147,649      6,324,975
          Business purpose                             6,169,725      5,340,521
                                                  -------------- --------------
                                                     117,175,827     91,690,731
          Less reserve for losses                        506,231        566,331
                                                  -------------- --------------
                                                   $ 116,669,596  $  91,124,400
                                                  -------------- --------------
                                                  -------------- --------------



          The Company originates consumer and residential real estate loans in the metropolitan area of Minneapolis/St. Paul. The Company also originates residential real estate loans in Duluth, Minnesota and the Chicago and Milwaukee metropolitan areas. The Company maintains a small commercial real estate loan portfolio originated in prior years and is not actively seeking new commercial real estate loans. The commercial real estate portfolio consists mainly of loans secured by apartment complexes and small retail shopping malls in the Minneapolis/St. Paul metropolitan area. Although the Company has a diversified loan portfolio, a substantial portion of its borrowers' ability to honor their loans is dependent on the economic strength of the metropolitan areas of Minneapolis/St. Paul, Duluth, Chicago and Milwaukee.

          Following is a summary of the reserve for losses on loans:


                                                Year ended December 31
                                      -----------------------------------------
                                           1994           1993          1992
                                      ------------   ------------  ------------
Beginning balance                      $ 2,980,585    $ 2,599,392   $ 1,982,274
Provision for losses                       651,600        631,446       868,758
Charge-offs:
  Residential real estate                   (2,738)      (103,430)     (199,456)
  Commercial real estate                                 (285,651)
  Consumer                                 (51,656)       (34,575)     (150,568)
                                      ------------   ------------  ------------
    Total charge-offs                      (54,394)      (423,656)     (350,024)
Recoveries                                  44,129        173,403        98,384
                                      ------------   ------------  ------------
Ending balance                         $ 3,621,920    $ 2,980,585   $ 2,599,392
                                      ------------   ------------  ------------
                                      ------------   ------------  ------------


          At December 31, 1994 and 1993 the Company had approximately $2,105,000 and $1,903,000, respectively, of loans in a nonaccrual status. Had nonaccrual loans been accruing interest in accordance with original terms, interest income would have been increased by approximately $41,000 , $40,000 and $54,000 for the years ended December 31, 1994, 1993 and 1992, respectively. The Company's loan portfolio as of December 31, 1994 includes no restructured loans. There are no commitments to lend additional funds to customers whose loans were in a nonaccrual status at December 31, 1994.

          Included in accrued interest receivable at December 31, 1994 and 1993 is interest receivable on loans of $4,928,718 and $3,237,750, respectively.

          The aggregate amount of loans to executive officers and directors of the Company and executive officers of the Bank were $126,000 and $243,000 at December 31, 1994 and 1993, respectively. During the year ended December 31, 1994, approximately $1,000 of new loans were made and reductions totaled $118,000. Such loans were made in the ordinary course of business at the normal credit terms and collateralization and do not represent more than normal risk of collection.

NOTE 6.   MORTGAGE BANKING

          Mortgage loans held for sale consisted of the following:



                                                         December 31
                                                -------------------------------
                                                    1994               1993
                                                ------------       ------------
     Loans held for sale                        $ 15,529,678       $ 88,636,117
     Less unearned discount and fees                  80,288            284,421
                                                ------------       ------------
                                                $ 15,449,390       $ 88,351,696
                                                ------------       ------------
                                                ------------       ------------


          Mortgage banking income consisted of the following:




                                               Year ended December 31
                                      -----------------------------------------
                                          1994           1993          1992
                                      ------------   ------------  ------------
     Gain on sales of mortgage loans  $  3,015,605   $  9,391,057  $  6,328,687
     Gain on sales of loan servicing
        rights                           5,996,840      3,330,642     4,231,620
     Other lending fees                    607,235        591,660       617,783
                                      ------------   ------------  ------------
                                      $  9,619,680   $ 13,313,359  $ 11,178,090
                                      ------------   ------------  ------------
                                      ------------   ------------  ------------


          Mortgage banking activity is summarized as follows:


                                               Year ended December 31
                                      -----------------------------------------
                                           1994          1993           1992
                                      ------------   ------------  ------------
                                                     (In thousands)

     Loans originated for sale:
       Loans closed                    $   303,344    $   838,097   $   663,275
       Loans purchased                      49,727        114,986        91,346
                                      ------------   ------------  ------------
                                       $   353,071    $   953,083   $   754,621
                                      ------------   ------------  ------------
                                      ------------   ------------  ------------

       Mortgage loans sold             $   434,637    $   982,764   $   799,703
       Loan servicing rights sold          481,324        252,178       301,642


Included in accrued interest receivable at December 31, 1994 and 1993 is interest receivable on loans held for sale of $36,443 and $100,116, respectively.


NOTE 7.   LOAN SERVICING

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The mortgage loans serviced for others consisted of the following:


                                                             December 31
                                                     --------------------------
                                                         1994             1993
                                                     ------------  ------------
                                                          (Dollars in thousands)

          Outstanding principal balance               $ 1,317,125   $ 1,357,204
          Number of loans                                  17,854        16,510


Capitalized servicing rights, net of accumulated amortization were as follows:



                                                Excess Servicing Fees
                                      -----------------------------------------
                                           1994           1993          1992
                                      ------------   ------------  ------------
Balance at beginning of year           $ 2,958,834    $ 3,199,739   $ 4,052,228
Additions                                1,081,833      2,288,643     3,501,078
Scheduled amortization                    (438,639)      (610,814)     (897,016)
Amortization resulting from higher
  than anticipated prepayments                           (614,448)   (1,257,136)
Basis of servicing sales                (1,645,571)    (1,304,286)   (2,199,415)
                                      ------------   ------------  ------------
Balance at end of year                   1,956,457      2,958,834     3,199,739
                                      ------------   ------------  ------------


                                                 Purchased Servicing
                                      -----------------------------------------
                                           1994           1993          1992
                                      ------------   ------------  ------------
Balance at beginning of year             1,466,447      2,595,098     2,889,476
Additions                                1,228,685        350,902       325,315
Scheduled amortization                    (311,447)      (668,747)     (326,724)
Amortization resulting from higher
  than anticipated prepayments                           (769,718)     (252,644)
Basis of servicing sales                  (288,709)       (41,088)      (40,325)
                                      ------------   ------------  ------------
Balance at end of year                   2,094,976      1,466,447     2,595,098
                                      ------------   ------------  ------------
  Total capitalized servicing rights   $ 4,051,433    $ 4,425,281   $ 5,794,837
                                      ------------   ------------  ------------
                                      ------------   ------------  ------------



NOTE 8.   OFFICE PROPERTIES AND EQUIPMENT

          Office properties and equipment consisted of the following:


                                                             December 31
                                                     --------------------------
                                                          1994          1993
                                                     ------------  ------------
     Land                                            $  2,395,869  $  2,009,464
     Office buildings                                   8,141,400     7,919,911
     Furniture and equipment                            8,272,291     8,017,352
     Leasehold improvements                             2,667,168     2,458,410
                                                     ------------  ------------
                                                       21,476,728    20,405,137
     Less accumulated depreciation and amortization     5,702,492     4,673,804
                                                     ------------  ------------
                                                     $ 15,774,236  $ 15,731,333
                                                     ------------  ------------
                                                     ------------  ------------


NOTE 9.   FORECLOSED REAL ESTATE

          Foreclosed real estate consisted of the following:


                                                             December 31
                                                     --------------------------
                                                          1994         1993
                                                     ------------  ------------
     Real estate in judgment, subject to redemption  $    136,091  $  2,275,596
     Real estate acquired through foreclosure           2,276,646     4,534,303
                                                     ------------  ------------
                                                        2,412,737     6,809,899
     Less reserve for losses                              386,249       135,100
                                                     ------------  ------------
                                                     $  2,026,488  $  6,674,799
                                                     ------------  ------------
                                                     ------------  ------------



          The following is a summary of the reserve for losses on real estate:


                                                 Year ended December 31
                                         --------------------------------------
                                            1994          1993           1992
                                      ------------   ------------  ------------
          Beginning balance            $   135,100    $   696,191   $   521,842
          Provisions                       327,981        120,177       285,985
          Charge-offs:
            Residential real estate        (58,148)       (88,426)      (32,990)
            Commercial real estate         (19,261)      (598,757)     (124,804)
                                      ------------   ------------  ------------
              Total charge-offs            (77,409)      (687,183)     (157,794)
          Recoveries                           577          5,915        46,158
                                      ------------   ------------  ------------
          Ending balance               $   386,249     $  135,100    $  696,191
                                      ------------   ------------  ------------
                                      ------------   ------------  ------------



NOTE 10.  DEPOSITS

          Deposits are summarized as follows:



                                       Weighted
                                       average
                                       rate at
                                      December 31           December 31
                                      ------------   --------------------------
                                           1994          1994          1993
                                      ------------   ------------  ------------
Checking and savings accounts:
  Noninterest-bearing
    checking accounts                                $ 26,648,320  $ 46,456,372
  Interest-bearing checking
    accounts                                 1.53%     23,245,322    24,941,059
  Savings accounts                           1.99      12,863,265    13,744,563
  Money market savings
    accounts                                 2.80     103,098,288   146,131,513
                                                     ------------  ------------
                                             2.11     165,855,195   231,273,507
                                                     ------------  ------------

Certificate accounts:
  1.50% to 2.00%                                          269,605       486,041
  2.01% to 3.00%                                        2,202,500     7,947,456
  3.01% to 4.00%                                       65,490,524   156,870,882
  4.01% to 5.00%                                      235,340,508   162,431,985
  5.01% to 6.00%                                       98,761,372    28,379,596
  6.01% to 7.00%                                       61,222,793     5,493,667
  7.01% to 8.00%                                        2,734,196     7,359,800
  8.01% to 9.00%                                                        519,082
                                                     ------------  ------------
                                              4.96    466,021,498   369,488,509
                                                     ------------  ------------
Accrued interest payable                                3,916,972     2,650,692
                                                     ------------  ------------
      Total deposits                          4.19   $635,793,665  $603,412,708
                                                     ------------  ------------
                                                     ------------  ------------


     At December 31, 1994 and 1993 the Bank had $43,929,650 and $38,675,442,
          respectively, of certificate accounts with balances of $100,000 or more.

     Scheduled maturities and related weighted average rates of certificate accounts at December 31, 1994 are as follows:


          Year ending
          December 31
          -----------
          1995                                         4.84%      $ 386,611,212
          1996                                         5.29          48,184,293
          1997                                         6.06          18,162,219
          1998                                         5.68          11,117,830
          1999                                         5.56           1,945,944
                                                                   ------------
                                                       4.96       $ 466,021,498
                                                                   ------------
                                                                   ------------



     Interest expense on deposits for the years presented are as follows:



                                                 Year ended December 31
                                      -----------------------------------------
                                           1994           1993          1992
                                      ------------   ------------  ------------
     Checking and savings
       accounts                       $    638,640   $    663,526  $    750,100
     Money market savings
       accounts                          3,265,132      4,107,465     5,882,888
     Certificate accounts               18,364,549     15,226,342    17,114,385
                                      ------------   ------------  ------------
                                      $ 22,268,321   $ 19,997,333  $ 23,747,373
                                      ------------   ------------  ------------
                                      ------------   ------------  ------------


NOTE 11.  BORROWINGS

          Notes payable to Federal Home Loan Bank (FHLB) of Des Moines consisted of the following:


                                        Weighted
                                         average
                                         rate at
                                       December 31          December 31
                                      ------------   --------------------------
                                          1994           1994          1993
                                      ------------   ------------  ------------
          Due in 1994                                              $220,000,000
                 1995                        6.13%   $301,000,000     6,000,000
                 1996                        5.68       7,000,000     7,000,000
                 1997                        5.77      45,000,000    45,000,000
                 1998                        4.72      20,000,000    20,000,000
                 2000                        5.59      27,000,000    27,000,000
                                                     ------------  ------------
                                                     $400,000,000  $325,000,000
                                                     ------------  ------------
                                                     ------------  ------------


          The interest rates on notes due in 1997, 1998 and 2000 are reset by the FHLB on the anniversary dates to a rate indexed to the current rate charged by the FHLB for one year borrowings. The Company also has the option of repaying each such note at its anniversary date without penalty.

          Notes payable to the FHLB are collateralized by FHLB stock and first mortgage real estate loans. At December 31, 1994, the Company had a collateral requirement on first mortgage real estate loans of $500,000,000 and had pledged specific collateral with an aggregate carrying value of approximately $553,000,000.

          Subordinated debt is as follows:


                                                             December 31
                                                     --------------------------
                                                          1994          1993
                                                     ------------  ------------
     9.25% Subordinated notes due
       December 15, 2002                              $23,000,000   $23,000,000
     10% Subordinated debentures due April 1, 1996        391,000       391,000
     12.75% Subordinated capital notes due
       March 15, 1999                                                 2,409,000
                                                     ------------  ------------
                                                      $23,391,000   $25,800,000
                                                     ------------  ------------
                                                     ------------  ------------


          The subordinated debt is unsecured. At the option of the Company, the 9.25% notes may be redeemed at par on or after December 15, 1995. On November 7, 1994, the Company elected to exercise its right to redeem at par the 10% debentures on January 3, 1995. The 12.75% capital notes were redeemed at par on April 1, 1994. During 1991, $7,591,000 of the 12.75% capital notes were exchanged by the capital note holders for preferred stock (see Note 14).

          Covenants for the 9.25% notes provide that the Company must maintain at least $1,000,000 in certain investments with a maturity of one year or less, of which no more than $500,000 may be placed on account at the Bank.

          The interest is payable monthly for the 9.25% notes and quarterly for the 10% debentures. The notes and debentures are subordinated in payment of principal and interest to all customer deposits and other indebtedness of the Bank for borrowed money as defined in the note and debenture agreements.

          Unamortized debt issue costs of $817,882 and $852,248 are included in other assets at December 31, 1994 and 1993, respectively.

          Interest expense for borrowings for the periods presented are as follows:


                                                Year ended December 31
                                      -----------------------------------------
                                           1994           1993          1992
                                      ------------   ------------  ------------
     Notes payable to FHLB             $14,867,266   $  9,712,763  $  5,863,469
     Subordinated debt                   2,278,606      2,582,741       483,635
     Other borrowings                      183,914        358,639       259,288
                                      ------------   ------------  ------------
                                       $17,329,786    $12,654,143  $  6,606,392
                                      ------------   ------------  ------------
                                      ------------   ------------  ------------



NOTE 12.  FEDERAL HOME LOAN BANK STOCK, LIQUIDITY AND CAPITAL REQUIREMENTS

          The Bank, as a member of the FHLB, is required to hold a specified number of shares of capital stock, which is carried at cost, in the FHLB of Des Moines. In addition, under regulations currently in effect, the Bank is required to maintain cash and other liquid assets in an amount equal to 5% of its deposit accounts and other obligations due within one year. The Bank has met these requirements.

          The Bank is subject to capital standards established by the Federal
               Deposit Insurance Corporation Improvement Act of 1991 which defines five capital tiers, the highest of which is "well capitalized". Under the regulations a "well capitalized" institution must have a leverage ratio of at least 5%, a tier 1 risk based capital ratio of at least 6% and a total risk based capital ratio of at least 10%.

          At December 31, 1994 and 1993, the Bank exceeded each of these requirements and is categorized as a "well capitalized" institution.

          The following is a summary of the Bank's capital ratios (unaudited):


                                                     December 31
                                        -----------------------------------
                                               1994                1993
                                        ---------------     ---------------
     Leverage:
          Adjusted total assets         $ 1,125,665,717     $ 1,015,633,415
          Tier 1 capital                     69,670,732          63,839,691
          Leverage ratio                          6.19%               6.29%


     Tier 1 risk based capital:
          Risk weighted assets          $   668,730,695     $   591,320,941
          Tier 1 capital                     69,670,732          63,839,691
          Tier 1 risk based capital ratio        10.42%              10.80%


     Total risk based capital:
          Risk weighted assets          $   668,730,695     $   591,320,941
          Total risk based capital           72,963,591          68,383,760
          Total risk based capital ratio         10.91%              11.56%




          Management believes the Bank will continue to meet the requirements to be categorized as a "well capitalized" institution in 1995.

          The Bank is also required by federal regulations to maintain minimum levels of capital that are measured by three ratios: a tangible capital ratio of at least 1.5% of tangible assets; a core capital ratio of at least 3%, and a risk based capital ratio of at least 8%. The Bank exceeded all three ratios during 1994 and 1993 and management believes the Bank will continue to do so in 1995.

          In 1993, the Office of Thrift Supervision (OTS) issued its final regulations on interest rate risk. Under the final rule, institutions deemed to have an "above normal" level of interest rate risk are subject to a capital charge and must deduct a portion of that risk from total capital for regulatory capital purposes. As of December 31, 1994 and 1993 the Bank's required regulatory capital was not impacted by the interest rate risk rule.

NOTE 13.  INCOME TAXES

          The Company and the Bank file consolidated federal income tax returns.
               Federal income taxes are allocated to the Company and the Bank based on their contributions to consolidated taxable income.

          The components of income tax expense for the years ended December 31 consists of the following:


                                             Asset/Liability        Deferred
                                                  Method             Method
                                       --------------------------  ------------
                                           1994           1993          1992
                                       -----------    -----------   -----------
     Current:
          Federal                      $ 2,276,551    $ 5,525,886   $ 4,700,907
          State                            954,823      1,629,190     1,389,419
                                       -----------    -----------   -----------
                                         3,231,374      7,155,076     6,090,326
                                       -----------    -----------   -----------


     Deferred (prepaid):
          Federal                        2,467,399       (310,106)     (666,177)
          State                            422,986        (91,135)     (196,898)
                                       -----------    -----------   -----------
                                         2,890,385       (401,241)     (863,075)
                                       -----------    -----------   -----------
                                       $ 6,121,759    $ 6,753,835   $ 5,227,251
                                       -----------    -----------   -----------
                                       -----------    -----------   -----------



          A reconciliation of the statutory federal income tax rate with the actual rate provided on earnings is as follows:


                                                      Year ended December 31
                                                   ----------------------------
                                                     1994      1993     1992
                                                   --------  --------  --------
     Statutory federal income tax
        rate                                         35.0%     35.0%     34.0%
     State income taxes, net of
        federal benefit                               6.2       6.0       6.0
     Other                                            1.1      (0.4)      0.1
                                                   --------  --------  --------
                                                     42.3%     40.6%     40.1%
                                                   --------  --------  --------
                                                   --------  --------  --------


          The Bank qualifies under various provisions of the Internal Revenue
               Code which permit it to deduct from taxable income an allowance for bad debts which differs from the provision for such losses charged to income for financial statement purposes. Accordingly, retained earnings at December 31, 1994 includes approximately $1,072,000 for which no provision for income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, income taxes may be imposed at the then applicable rates. It is not contemplated that any portion of retained earnings will be used in a manner that will result in additional taxable income.

          The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 are as follows:


                                                             December 31
                                                     --------------------------
                                                          1994          1993
                                                     ------------  ------------
          Deferred tax assets:
            Reserve for loan losses                   $   938,048   $   700,050
            Deferred loan fees                            441,628       504,428
            Other                                         137,486       216,382
                                                     ------------  ------------
                                                        1,517,162     1,420,860
                                                     ------------  ------------
          Deferred tax liabilities:
            Mortgage loan original issue discount       2,363,281
            Office properties and equipment             1,027,370       623,474
            Federal Home Loan Bank stock                  916,094       916,094
            Other                                         335,972       116,462
                                                     ------------  ------------
                                                        4,642,717     1,656,030
                                                     ------------  ------------
               Net deferred tax liability             $ 3,125,555   $   235,170
                                                     ------------  ------------
                                                     ------------  ------------


          No valuation allowance was required for deferred tax assets at December 31, 1994 and 1993.

          Deferred income taxes for 1992 relate primarily to the difference in recognition of components of gains on sales of mortgage loans and depreciation for financial reporting and income tax purposes.

NOTE 14.  STOCKHOLDERS' EQUITY

          PREFERRED STOCK

          The Company has outstanding 303,640 shares of preferred stock originally issued in exchange for $7,591,000 of the Bank's 12.75% Subordinated capital notes due 1999. The preferred stock was issued in units consisting of one share of preferred stock and one warrant to purchase one-half share of the Company's common stock (See "Stock Warrants"). Dividends on the preferred stock were at an annual rate of $3.1875 per share until October 31, 1993 and are at an annual rate of $2.75 per share thereafter. Dividends are cumulative and are payable quarterly. There were no preferred dividends due but not paid as of December 31, 1994. The preferred stock has a liquidation preference of $25.00 per share plus accumulated and unpaid dividends. The preferred stock is redeemable at the option of the Company, in whole or in part, at any time on or after October 31, 1996, at $25.00 per share plus accumulated and unpaid dividends. Pursuant to the Merger discussed in Note 2, each outstanding share of the preferred stock would become the right to receive $27.50 plus accumulated and unpaid dividends in cash.

          COMMON STOCK

          In November, 1993, the Company declared a four-for-three split of its common stock payable on December 31, 1993 to all holders of record as of December 1, 1993. The split was effected by means of a stock dividend. No fractional shares were issued.

          STOCKHOLDER RIGHTS PLAN

          On May 7, 1991 the Company's Board of Directors adopted a stockholders rights plan (Plan) under which each share of the Company's common stock has an associated preferred stock purchase right that would allow the holders to purchase the Company's common stock at a discounted price upon certain events. In contemplation of execution of the Merger Agreement as discussed in Note 2, the Company's Board of Directors amended the Plan as of August 21, 1994 to provide that the Merger would not trigger provisions of the Plan.

          DIVIDEND RESTRICTIONS

          The Company is limited in its ability to declare dividends by the dividend restrictions imposed on its savings bank subsidiary. Under applicable regulations of the OTS, the Bank could declare dividends to the Company without regulatory approval in an amount equal to accumulated net income for the current calendar year plus 50% of the amount by which its capital exceeded its capital requirements at the beginning of the year. However, the Bank could not declare dividends that would cause it to fall below its capital requirement without OTS approval.

          STOCK OPTIONS

          The Company has a stock option plan under which 618,554 shares of common stock are reserved for issuance to employees and directors of the Company.

          At the Company's annual meeting of shareholders on May 3, 1994, the shareholders voted to approve the Investors Bank Corp. 1993 Stock Incentive Plan ("1993 Plan") which, in effect, replaced the Company's Restricted Stock Option Plan. The 1993 Plan permits the granting of a variety of different types of awards valued in whole or in part by reference to or otherwise based upon the Company's stock. An award may not be for less than 100% of the fair value of the Company's common stock on the date of the award. Under terms of the Merger agreement discussed in Note 2, the Company agreed not to grant any awards without the prior approval of Firstar. Since the date of the Merger announcement, no additional awards have been granted. Pursuant to the terms of the Merger, all options would become fully exercisable immediately upon the effective date of the Merger as options in Firstar common stock at the exchange ratio of .8676 shares of Firstar common stock for each share of the Company's common stock.

          The following is a summary of activity in the plan:


                                                 Number of
                                                  shares           Option price
                                                under option         per share
                                                ------------       ------------
December 31, 1991                                    397,385      Average $4.22

     Exercised                                       (17,764)        $2.50-4.50
     Granted                                          33,333         $9.19-9.66
     Canceled                                           (444)             $4.13
                                                    --------
December 31, 1992                                    412,510      Average $4.68

     Exercised                                       (48,898)        $2.50-9.66
     Granted                                          42,667       $10.69-15.00
     Canceled                                         (1,779)             $4.50
                                                    --------
December 31, 1993                                    404,500      Average $5.52

     Exercised                                      (152,568)        $2.50-9.66
     Granted                                          45,330       $17.00-18.38
     Canceled                                        (15,378)        $2.50-9.19
                                                    --------
December 31, 1994                                    281,884
                                                    --------
                                                    --------
Exercisable at December 31, 1994                     193,148

Available for grant at December 31, 1994             336,670



          STOCK WARRANTS

          In conjunction with the issuance of preferred stock there are warrants to purchase 201,427 shares of common stock at a price of $11.06 per share on or after February 11, 1992. The warrants expire on November 13, 1996. The Company has reserved common stock for the outstanding warrants. Pursuant to the Merger discussed in Note 2, the warrants would become warrants to purchase an equivalent .8676 shares of Firstar common stock.

          RESTRICTED STOCK AWARD AGREEMENTS

          The Company entered into Restricted Stock Award Agreements in 1992 and
               1994. Under the terms of the 1992 agreement, 45,973 shares of restricted stock were granted to two executive officers of the Company. These shares vest over a ten-year period at the rate of 10% per year. A January 4, 1994 agreement granted an additional 28,000 shares of restricted stock to three executive officers of the Company. These shares vest over a three-year period at 33 1/3% per year. Compensation expense for all the shares vesting in 1994, 1993 and 1992 was $384,087, $182,048 and
               $49,996, respectively.

          Under the terms of the Merger agreement discussed in Note 2, the value of the stock award granted in 1992 will be independently appraised and, based upon the appraised value, exchanged for .8676 equivalent unrestricted shares of Firstar common stock.
               The 1994 restricted stock will be exchanged for .8676 equivalent restricted shares of Firstar common stock.


NOTE 15.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

          The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, mortgage loan purchase commitments and forward mortgage loan sales commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and purchase mortgage loans is represented by the contract or notional amount of these commitments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. For forward mortgage loan sales commitments, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of forward mortgage loan sales commitments through credit approvals, credit limits and monitoring procedures.

          The contract or notional amounts of these financial instruments at December 31, 1994 were as follows:


                                                             December 31
                                                       ------------------------
                                                            1994        1993
                                                       ------------------------
                                                            (in thousands)
Financial instruments whose contract amounts
  represent credit risk:
     Commitments to extend credit:
       Loans held for sale                             $   11,481   $   24,507
       Portfolio loans                                      2,439        9,261
       Purchased loans held for sale                        9,250       14,941
       Purchased portfolio loans                            8,730          309
       Available lines of credit                           49,424       45,531
Financial instruments whose notional or contract
  amounts do not represent credit risk:
     Forward mortgage loan sales commitments           $  21,500    $  125,525



          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on the loan type and on management's credit evaluation of the borrower. Collateral consists primarily of residential real estate and personal property.

          Forward mortgage loan sales commitments are contracts for the delivery of securities backed by mortgage loans in which the Company agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of the counterparties to meet the terms of their contracts and from movements in mortgage loan values and interest rates.

NOTE 16.  COMMITMENTS

          The Company has several noncancelable operating lease agreements for its office properties which have remaining lease terms of up to fourteen years except for one land lease with a remaining term of thirty-seven years. In addition, one retail banking office is under a capital lease which has a remaining term of six years. Future minimum payments under these leases are as follows:


Year ending December 31                                 Capital     Operating
                                                     ------------  ------------
          1995                                       $     95,000  $  1,227,000
          1996                                             95,000       973,000
          1997                                             95,000       804,000
          1998                                             95,000       764,000
          1999                                             95,000       699,000
          Thereafter                                       95,000     4,991,000
                                                     ------------  ------------
          Total minimum lease payments                    570,000  $  9,458,000
                                                                   ------------
                                                                   ------------
          Less amounts representing interest              152,000
                                                     ------------

          Present value of net minimum obligations   $    418,000
                                                     ------------
                                                     ------------



          In addition, the Company has several renewal options on all its retail banking office leases and some of its mortgage office leases ranging from two- to five-year periods. At present, the Company intends to exercise most options on its retail banking offices when the original leases expire. If this occurs, total future minimum payments (estimated using original lease term costs) under these leases, as shown above, would increase by approximately $7,689,000.

          The Company previously sold two retail banking office properties to third parties under sale/leaseback arrangements. These lease agreements include purchase options at market value at certain points during the lease terms.

          Total rent expense for the years ended December 31, 1994, 1993 and 1992 was approximately $1,659,000, $1,509,000 and $1,007,000, respectively.


NOTE 17.  RETIREMENT PLAN

          The Company currently offers a 401(k) plan which is available to all permanent employees who have attained age twenty-one and have met the one year eligibility requirement, as defined. Under the 401(k) plan, an employee may defer up to 15% of his or her compensation, as defined, with discretionary matching Company contributions. The Company may also make discretionary profit sharing contributions to be invested in common stock of the Company and has done so in 1994, 1993 and 1992. Eligible employees vest in the Company's matching and profit sharing contributions ratably over their first five years of employment. Total expense under the plan for the years ended December 31, 1994, 1993 and 1992 was $421,914, $541,579 and $403,294,
               respectively.

          Under terms of the merger agreement, the Company agreed not to amend the 401(k) plan without the consent of Firstar. The Company expects the 401(k) plan to be maintained for a period after the Merger and to eventually be merged with Firstar's 401(k) plan.


NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company is required to disclose estimated fair values of its financial instruments, including assets, liabilities and off-balance sheet items, for which it is practicable to estimate fair value. These fair values are estimates made as of December 31, 1994 and 1993 based on relevant market information, if available, and upon characteristics of the financial instruments themselves. Because no market exists for a significant portion of the Company's financial instruments, many of the fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. Thus, the estimates are subjective in nature, involving uncertainties and requiring judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          Fair value estimates are based only on existing financial instruments.
               The Company has not attempted to estimate the value of anticipated future business or assets, liabilities or activities that are not considered financial instruments. For example, the Company has a substantial mortgage banking operation that contributes significant amounts of noninterest income annually. The mortgage banking operation is not a financial instrument and its value has not been incorporated into the fair value estimates. In addition, the tax effects of unrealized gains or losses implied in the fair value estimates have not been considered in the estimates nor have costs necessary to consummate a sale been considered. Accordingly, the aggregate fair value amounts do not represent an estimate of the underlying fair value of the Company.

          The estimated fair value of the Company's financial instruments are shown below. Following the table, there is an explanation of the methods and assumptions used to estimate the fair value of each class of financial instrument.


                                                     December 31
                                        ---------------------------------------
                                               1994                1993
                                        -------------------  ------------------
                                       Carrying   Estimated Carrying  Estimated
                                        Amount   Fair Value  Amount   Fair Value
                                       --------  ---------- --------  ----------
                                                     (in thousands)
Financial assets:
  Cash and cash equivalents              $ 29,934  $ 29,934  $ 58,315  $ 58,315
  Investment securities held to maturity   28,962    27,782    27,779    28,021
  Mortgage loans held for sale             15,449    15,428    88,352    88,767
  Mortgage loans                          882,363   883,109   698,896   731,017
  Consumer loans                          116,670   115,948    91,124    92,335
  Federal Home Loan Bank stock             20,000    20,000    16,250    16,250
  Excess servicing fees                     1,956    17,960     2,959    20,353
  Accrued interest receivable               5,322     5,322     3,653     3,653

Financial liabilities:
  Deposits                                635,794   632,386   603,413   607,743
  Notes payable                           400,000   394,678   325,000   323,589
  Subordinated debt                        23,391    23,276    25,800    26,379



          CASH AND CASH EQUIVALENTS

          The carrying amount of cash and cash equivalents approximates their fair value.

          INVESTMENT SECURITIES HELD TO MATURITY

          The fair values of investment securities are based on quoted market prices. See Note 4 for the carrying amounts and fair values of the various components of the Company's investment portfolio.

          MORTGAGE LOANS HELD FOR SALE

          In order to manage the market exposure on its residential loans held for sale and its commitments to extend credit for residential loans, the Company enters into forward mandatory, optional and standby mortgage loan sales commitments. Therefore, the estimated fair value of mortgage loans held for sale is based on the committed sales prices.

          MORTGAGE LOANS

          The fair values of mortgage loans were estimated for groups of loans with similar characteristics. See Note 5 for the descriptions and amounts of these groups. Nonperforming loans were subtracted and discounted by the average historical rate of loss that the Company has experienced on these types of loans.

          The largest group, adjustable first mortgage loans, has experienced no significant change in credit risk. Its fair value was estimated by subtracting nonperforming loans, classifying the loans into segments with similar characteristics which determine saleability and obtaining market quotes for each of the segments.

          The fair value of the commercial real estate loans was estimated using discounted cash flow analysis. The discount rates used were estimated market rates for similar types of loans adjusted upward to reflect the decline in the collateral market values of commercial real estate properties over the last few years. In addition, certain loans have experienced increased credit risk since origination. The discount rate for these loans was further adjusted upward to compensate for this additional risk.

          The credit risk of the adjustable second mortgage loans and other mortgages has not changed appreciably. Discounted cash flow analysis of scheduled payments applying a discount rate based on an estimated market rate appropriate for each type of loan was used to estimate the fair value of these loans.

          CONSUMER LOANS

          Consumer loans consist primarily of loans secured by residential real estate. See Note 5 for the classifications of such loans. The Company believes the credit risk of these loans has not changed significantly since origination. Nonperforming second mortgage loans were removed from the total and discounted to reduce them to estimated fair value. The remaining loans were segmented into groups with similar characteristics and the fair value was estimated by discounting the expected cash flows using discount rates that equaled the Company's origination rates for similar loans as of December 31, 1994 and 1993.

          FEDERAL HOME LOAN BANK STOCK

          The carrying amount of FHLB stock approximates its fair value.

          EXCESS SERVICING FEES

          Excess servicing fees are included in capitalized servicing rights on the balance sheet. See Note 7 for additional information. The fair value of excess servicing fees was estimated by discounting the expected cash flows associated with the servicing of the underlying loans. The mortgages serviced for others were sorted into groups with characteristics similar to loan pools for which servicing is typically bought or sold. An estimated market rate of return was assumed for each pool and these rates were used as the discount rates in the analysis.

          ACCRUED INTEREST RECEIVABLE

          The carrying amount of accrued interest receivable approximates its fair value since it is short term in nature and does not present unanticipated credit concerns.

          DEPOSITS

          The fair value of deposits with no stated maturity, such as checking, savings and money market accounts, is equal to the amount payable on demand as of December 31, 1994 and 1993. See Note 10 for deposit classifications. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using as discount rates the rates that were offered by the Company as of December 31, 1994 and

               1993 for deposits with maturities similar to the remaining maturities of the existing certificates of deposit.

          The fair value estimate for deposits does not include the benefit that results from the low-cost funding provided by the Company's existing deposits and long-term customer relationships compared to the cost of obtaining different sources of funding. This benefit, generally referred to as core deposit intangible, has not been quantified by the Company.

          NOTES PAYABLE

          Notes payable consist of FHLB advances. The carrying amount of notes payable which may be repaid at any time without penalty at the Company's discretion approximates their fair value. The fair values of the notes payable with fixed maturities are estimated based on discounted cash flow analyses using as discount rates interest rates charged by the FHLB at December 31, 1994 and 1993 for borrowings of similar remaining maturities.

          SUBORDINATED DEBT

          There are two subordinated debt instruments at December 31, 1994.  See
               Note 11 for more information. The fair value of the 9.25% notes due 2002 was estimated based on the bid market prices as of December 31, 1994 and 1993. The fair value of the 10% debentures due 1996 as of December 31, 1994 was based upon their carrying value because the Bank called the debentures on January 3, 1995. As of December 31, 1993 the 10% debentures were valued based on an estimated market price taking into account their rate, maturity and risk in relation to the 9.25% notes. The fair value at December 31, 1993 of the 12.75% capital notes due 1999 approximated their carrying amount because the market anticipated the Company's redemption of the notes at par on April 1, 1994.

          COMMITMENTS TO EXTEND CREDIT

          At December 31, 1994 and 1993, the Company had commitments to extend credit with total notional amount of $81,324,000 and $94,549,000, respectively. See Note 15 for the type and amounts of commitments as well as related discussion. The fair value of commitments to extend credit is not based on the notional amounts, but rather is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For commitments to extend credit for residential mortgage loans and for commercial development of residential property, the fair value is based on the fees charged for these commitments. Because of the short term nature of the commitments, no adjustment was necessary for change in creditworthiness or changes in market interest rates. The Company does not charge fees for commitments to retail customers to extend credit under available lines of credit. Accordingly, no fair value was assigned to these commitments. The estimated fair values of commitments to extend credit at December 31, 1994 and 1993 were $24,000 and $73,000, respectively.


NOTE 19.  PARENT COMPANY FINANCIAL INFORMATION

          The Investors Bank Corp. (parent company only) condensed financial statements are as follows:


CONDENSED BALANCE SHEETS
                                                             December 31
                                                     --------------------------
                                                         1994          1993
                                                     ------------  ------------
Assets:
  Cash and cash equivalents                          $  4,943,767  $  5,168,198
  Investment securities held to maturity                  607,891       503,881
  Investment in subsidiary                             69,974,145    63,938,648
  Other assets                                          2,139,055       925,004
                                                     ------------  ------------
          Total assets                               $ 77,664,858  $ 70,535,731
                                                     ------------  ------------
                                                     ------------  ------------

Liabilities and stockholders' equity:
  Liabilities:
     Subordinated debt                               $ 23,000,000  $ 23,000,000
     Other liabilities                                    384,634       382,468
                                                     ------------  ------------
          Total liabilities                            23,384,634    23,382,468
                                                     ------------  ------------

  Stockholders' equity:
     Preferred stock                                        3,036         3,036
     Common stock                                          35,068        33,255
     Additional paid-in capital                        20,902,567    19,111,504
     Unamortized restricted stock                      (1,115,944)     (675,808)
     Retained earnings                                 34,455,497    28,681,276
                                                     ------------  ------------
          Total stockholders' equity                   54,280,224    47,153,263
                                                     ------------  ------------
          Total liabilities and stockholders'equity $  77,664,858 $  70,535,731
                                                     ------------  ------------
                                                     ------------  ------------




CONDENSED STATEMENTS OF EARNINGS

                                                          Year ended December 31
                                                 -----------------------------------------
                                                     1994           1993           1992
                                                 -----------    -----------    -----------

Interest income                                  $   134,360    $   254,165    $    34,118
Interest expense                                   2,156,011      2,221,593        124,122
Noninterest expense                                  469,183        224,494        154,401
                                                 -----------    -----------    -----------
Loss before income tax benefit and
  equity in earnings of subsidiary                (2,490,834)    (2,191,922)      (244,405)
Income tax benefit                                   799,974        753,158         82,439
                                                 -----------    -----------    -----------
Loss before equity in earnings of subsidiary      (1,690,860)    (1,438,764)      (161,966)

Equity in earnings of subsidiary                  10,035,497     11,464,183      7,973,995
                                                 -----------    -----------    -----------
     Net earnings                                $ 8,344,637    $10,025,419    $ 7,812,029
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------













CONDENSED STATEMENTS OF CASH FLOWS

                                                          Year ended December 31
                                                 -----------------------------------------
                                                     1994          1993            1992
                                                 -----------    -----------    -----------

Cash flows from operating activities:
  Net earnings                                   $ 8,344,637    $10,025,419    $ 7,812,029
  Adjustments to reconcile net earnings to
     net cash provided (used) by operating
       activities:                               (10,035,497)   (11,464,183)    (7,973,995)
          Equity in earnings of subsidiary
          Increase (decrease) in other assets
            and liabilities, net                    (190,835)       195,367         10,016
                                                 -----------    -----------    -----------
              Net cash used by
                operating activities              (1,881,695)    (1,243,397)      (151,950)
                                                 -----------    -----------    -----------

Cash flows from investing activities:
  Capital contributed to subsidiary                             (5,000,000)    (12,000,000)
  Dividends received from subsidiary               4,000,000      3,350,000      1,491,297
  Purchase of investment securities                 (401,010)                     (500,000)
  Maturities of investment securities                297,000
                                                 -----------    -----------    -----------
              Net cash provided (used)
                by investing activities            3,895,990     (1,650,000)   (11,008,703)
                                                 -----------    -----------    -----------

Cash flows from financing activities:
  Net proceeds from common stock
     transactions                                    331,690        158,949         99,491
  Net proceeds from issuance of
     subordinated debt                                                          22,133,514
  Dividends on preferred stock                      (835,010)      (967,853)      (911,395)
  Dividends on common stock                       (1,735,406)    (1,238,053)      (579,902)
                                                 -----------    -----------    -----------
             Net cash provided (used)
               by financing activities            (2,238,726)    (2,046,957)    20,741,708
                                                 -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                       (224,431)    (4,940,354)     9,581,055
Cash and cash equivalents at beginning of
  year                                             5,168,198     10,108,552        527,497
                                                 -----------    -----------    -----------
Cash and cash equivalents at end of year         $ 4,943,767    $ 5,168,198    $10,108,552
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------


NOTE 20.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summarized quarterly data for 1994 and 1993 follows:
              (in thousands except per share data)


                                                                     1994                                    1993
                                                    --------------------------------------  --------------------------------------
                                                     Dec. 31  Sept. 30   June 30   Mar. 31   Dec. 31  Sept. 30   June 30   Mar. 31
                                                    --------  --------  --------  --------  --------  --------  --------  --------



Interest income                                     $ 18,962  $ 17,146  $ 15,290 $ 14,721   $ 15,042  $ 14,677  $ 14,546  $ 13,504
Interest expense                                      12,206    10,427     8,759     8,206     8,649     8,345     7,999     7,659
                                                    --------  --------  --------  --------  --------  --------  --------  --------
   Net interest income                                 6,756     6,719     6,531     6,515     6,393     6,332     6,547     5,845
Provision for loan losses                                318       110       106       118       187        84       171       189
                                                    --------  --------  --------  --------  --------  --------  --------  --------
   Net interest income after
     provision for loan losses                         6,438     6,609     6,425     6,397     6,206     6,248     6,376     5,656
Mortgage banking income                                  423     3,004     2,743     3,450     4,037     3,281     2,987     3,008
Other noninterest income                               1,646     1,789     1,892     1,876     1,293     1,487     1,181     1,356
Noninterest expense                                    7,096     7,041     6,887     7,202     7,364     6,748     6,470     5,880
                                                    --------  --------  --------  --------  --------  --------  --------  --------
  Earnings before income tax
   expense and cumulative
   effect of accounting change                         1,411     4,361     4,173     4,521     4,172     4,268     4,074     4,140

Income tax expense                                       671     1,869     1,724     1,857     1,617     1,844     1,634     1,659
Cumulative effect of
   accounting change                                                                                                           125
                                                    --------  --------  --------  --------  --------  --------  --------  --------
Net earnings                                        $    740  $  2,492  $  2,449  $  2,664  $  2,555  $  2,424  $  2,440  $  2,606
                                                    --------  --------  --------  --------  --------  --------  --------  --------
                                                    --------  --------  --------  --------  --------  --------  --------  --------


Net earnings  available for
  common stockholders                               $    531  $  2,284  $  2,240  $  2,455  $  2,336  $  2,182  $  2,198  $  2,364
                                                    --------  --------  --------  --------  --------  --------  --------  --------
                                                    --------  --------  --------  --------  --------  --------  --------  --------

Earnings per common share                               $.14      $.60      $.60      $.66     $ .63      $.60      $.61      $.66


                              INVESTORS BANK CORP.
                           ANNUAL REPORT ON FORM 10-K

                                EXHIBIT INDEX


Exhibit Number  Description                                Page
--------------  -----------                                ----
     2.1        Agreement and Plan of Reorganization between
                Investors Bank Corp., Firstar Corporation and
                Firstar Corporation of Minnesota (Incorporated by reference to Exhibit 2.1 to the Company's
                Current Report on Form 8-K filed August 25, 1994
                (File No. 0-16163)).

     2.2 Form of Voting Agreement (Incorporated by reference to Exhibit 2.2 to the Company's
                Current Report on Form 8-K filed August 25, 1994
                (File No. 0-16163)).

     3.1 Certificate of Incorporation of Company, as amended (Incorporated by reference to Exhibit
                3.1 of the Company's Registration Statement on Form S-1 (Registration No. 33-9554) (the "Registration Statement")).

     3.2 Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to
                Exhibit 4.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1992) (File No. 0-16163)).

     3.3 Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to
                Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994) (File No. 0-16163)).

     3.4        Charter of Investors Savings Bank, F.S.B. (the
                "Bank") (Incorporated by reference to Exhibit
                3.2 of the Registration Statement).

     3.5 Bylaws of the Company (Incorporated by reference to Exhibit 3.3 to the Registration Statement).

     3.6 Restated Bylaws of the Bank (Incorporated by reference to Exhibit 3.4 of the Registration
                Statement).

     3.7 Certificate of Designation of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1991).

     3.8 Certificate of Designation of Cumulative Perpetual Preferred Stock, Series 1991, of the Company (Incorporated by reference to Exhibit
                4.5 to Amendment No. 1 to the Registration
                Statement on Form S-4 filed by the Company with the Commission on October 11, 1992 (File No. 33-42684) (hereafter "S-4 Amendment No. 1").

     3.9        Amended Certificate of Designation of Cumulative
                Perpetual Preferred Stock, Series 1991
                (Incorporated by reference to Exhibit 4.17 to the

                Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 0-
                16163)).

    3.10 Warrant Agreement dated October 15, 1991 between the Company and Norwest Bank Minnesota National
                Association (Incorporated by reference to
                Exhibit 4.7 to the S-4 Amendment No. 1).

    3.11 Specimen form of certificate for the Company's Cumulative Perpetual Preferred Stock, Series 1991 (Incorporated by reference to Exhibit 1.1 to the Company's Form 8-A dated January 6,
                1992).

    3.12 Specimen Certificate of the Company's Warrants to Purchase Common Stock (Incorporated by reference to Exhibit 1.2 to the Company's
                Form 8-A dated January 6, 1992).

    3.13        Specimen Certificate for the Company's Common
                Stock (Incorporated by reference to exhibit 4.1 to the Registration Statement).

    3.14 Rights Agreement dated as of May 7, 1991, between the Company and Norwest Bank Minnesota National Association (Incorporated by reference to Exhibit 4 to the Company's current report on Form 8-K dated May 7, 1991).

     4.1 First Amendment to Rights Agreement, as executed (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 16163)).

     4.2        Form of Subordinated Debenture Due 1996 of the
                Bank (Incorporated by reference to Exhibit 4.3 to the Registration Statement).

     4.3        Stock Option Plan of the Company, as amended
                (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8
                (File No. 33-12893)).

     4.4        Investors Bank Corp. 1993 Stock Incentive Plan
                (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-
                16163)).

     4.5        Form of Indemnification Agreement with Directors
                (Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1987).

     4.6 Indenture dated as of March 21, 1989 between the Bank and First Trust National Association relating to the 12.75% Subordinated Capital Notes due 1999 (Incorporated by reference to Exhibit 4.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16163)).

     4.7        Form of 12.75% Subordinated Capital Note due
                1999 of the Bank (Incorporated by reference to Exhibit 4.7 to the Company's quarterly report on Form 10-Q for the quarter ended March
                31, 1989 (File No. 0-16163)).

    10.1        Lease dated January 7, 1987 between Thomas R.
                Lohmann, Susan M. Lohmann and the Bank relating to the Bank's Highland Park office (Incorporated by reference to Exhibit 10.14 of the Exchange Statement).

    10.2 Leases dated June 3, 1988 between Pinehurst Properties, Inc. and the Bank relating to the Roseville office of the Bank and the Investors Mortgage division. (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the fiscal year ended June 30, 1988 (File No. 0-16163)).

    10.3 Investors Savings 401(k) Plan Trust Agreement (1988 Restatement). (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1988 (File No. 0-16163)).

   *10.4 Deferred Compensation Plan (Incorporated by reference to Exhibit 4.9 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1989 (File No. 0-16163)).

   *10.5        Restated Employment Agreement between the
                Company and James M. Burkholder (Incorporated by reference to Exhibit 10.6 to the Company's
                Annual Report on Form 10-K for the year ended
                December 31, 1993 (File No. 0-16163)).

   *10.6 Restated Employment Agreement between the Company and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).

   *10.7 Form of Severance Agreement (Incorporated by reference to Exhibit 19.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992 (File No. 0-16163)).

   *10.8 Restricted Stock Award Agreement dated December 31, 1992 between the Company and James M. Burkholder (Incorporated by reference to Exhibit
                10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

   *10.9 Restricted Stock Award Agreement dated December 31, 1992 between the Company and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163))

  *10.10 Nonqualified Stock Option Agreement between the Company and Daniel Arrigoni (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

  *10.11 Nonqualified Stock Option Agreement between the Company and Daniel Arrigoni (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-16163)).

  *10.12        Performance Bonus Policy of the Company
                (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-
                16163)).

  *10.13 Restricted Stock Award Agreement dated January 4, 1994 between the Company and James M. Burkholder (Incorporated by reference to Exhibit
                10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).

  *10.14 Restricted Stock Award Agreement dated January 4, 1994 between the Company and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).

  *10.15 Restricted Stock Award Agreement dated January 4, 1994 between the Company and Lynn V. Bueltel (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-16163)).

  *10.16 Employment Agreement dated August 21, 1994 between the Company, Firstar Corporation and James M. Burkholder (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

  *10.17 Employment Agreement dated August 21, 1994 between the Company, Firstar Corporation and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

  *10.18 Employment Agreement dated August 21, 1994 between the Company, Firstar Corporation and Daniel P. Arrigoni (Incorporated by reference to
                Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

  *10.19 Noncompetition Agreement dated August 21, 1994 between Firstar Corporation and James M. Burkholder (Incorporated by reference to Exhibit
                10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

  *10.20 Noncompetition Agreement dated August 21, 1994 between Firstar Corporation and John G. Lohmann, Jr. (Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

  *10.21 Noncompetition Agreement dated August 21, 1994 between Firstar Corporation and Daniel P. Arrigoni (Incorporated by reference to Exhibit
                10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (File No. 0-16163)).

      11        Computation of Earnings per Common Share.

      22 Subsidiaries of the Company (Incorporated by reference to Exhibit 22 to the Registration
                Statement).

    24.1        Consent of KPMG Peat Marwick LLP


     * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 601(b)(10)(iii)(A) of Regulation S-K.